Form 10KSB
period 1997-12-31
INNOVACOM INC
filed 1998-04-15
CIK 1030906

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-KSB

     (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1997

      [  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            For the transition period from _____ to _____

            COMMISSION FILE NUMBER 0-23503

                                INNOVACOM, INC.
            (Exact name of registrant as specified in its charter)

            NEVADA                           367                 88-0308568
(State or other jurisdiction of (Primary Standard Industrial (I.R.S. Employer
incorporation or organization)       Classification Code)    Identification No.)

         3400 Garrett Drive, Santa Clara, California  95054; 408-727-2447
           (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:
      None

Securities registered under Section 12(g) of the Exchange Act:

      TITLE OF EACH CLASS
      Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  X .  No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ended December 31, 1997 were $149,000.

As of April 14, 1998, the aggregate market value of the voting common stock held by non-affiliates was $36,222,518 based on the average bid and ask price of $2.25 per share.

As of March 31, 1998, the number of shares of common stock outstanding was 20,561,897.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one):  Yes    .  No  X .

     WITH THE EXCEPTION OF HISTORICAL FACTS STATED HEREIN, THE FOLLOWING DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS REGARDING EVENTS AND FINANCIAL TRENDS WHICH MAY AFFECT THE COMPANY'S FUTURE OPERATING RESULTS AND FINANCIAL POSITION. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS AND FINANCIAL POSITION TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, IN ADDITION TO OTHER FACTORS IDENTIFIED IN THIS REPORT, THE COMPANY'S OPERATING LOSSES, NEED FOR ADDITIONAL CAPITAL, DEPENDENCE ON THE DEVELOPMENT OF ITS SINGLE CHIP PRODUCT, ITS ABILITY TO DEVELOP NEW PRODUCTS, THE SECURITY INTEREST IN ALL OF THE COMPANY'S ASSETS, AND DEPENDENCE ON KEY PERSONNEL, ALL OF WHICH FACTORS ARE SET FORTH IN MORE DETAIL IN THE SECTIONS ENTITLED "CERTAIN CONSIDERATIONS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" HEREIN. READERS OF THIS REPORT ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON "FORWARD LOOKING" STATEMENTS WHICH ARE, BY THEIR NATURE, UNCERTAIN AS RELIABLE INDICATORS OF FUTURE PERFORMANCE. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO PUBLICLY UPDATE THESE "FORWARD LOOKING" STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE.

                                    PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

                              BUSINESS

CORPORATE INFORMATION

     The Company was originally incorporated in Florida in March of 1993 as a research and development company and was essentially dormant until 1996. In March of 1996, the Company began to emphasize the development of broadcast quality encoded video utilizing the Motion Picture Experts Group ("MPEG") second generation standard for video and audio compression ("MPEG-2") and obtained a license from FutureTel, Inc to utilize portions of its development of a video compression chip and related MPEG-2 technology, termed the "Gecko" technology. From 1993 until 1995, Mr. Mark C. Koz, the Company's founder and Chairman, was also a shareholder in and an officer and director of FutureTel and assisted in the development of the Gecko technology. Mr. Koz terminated his relationship as an officer, director and shareholder of FutureTel and, in connection with his departure, FutureTel licensed the Gecko technology to the Company in exchange for royalties, for a period of seven years and not to exceed $3 million, based on sales of video compression chips utilizing or derived from the Gecko technology. The Company has applied certain aspects of the Gecko technology in its development of its single chip video encoder, the DVImpact Chip.

     In July 1996, the Company merged with Jettson Realty Development Corporation, a Nevada corporation ("Jettson"). The merger took the form of a share for share exchange, in which all of the shares of the Company were exchanged for approximately 52% of Jettson. The merger was accounted for under the reverse take-over method of accounting. Thereafter, the name of Jettson was changed to "InnovaCom, Inc." The Company's Common Stock currently trades on the OTC Bulletin Board under the symbol "MPEG." The merger between the Company and Jettson is currently the subject of litigation. See "Legal Proceedings."

     In May 1997, the Company acquired Sierra Vista Entertainment, Inc., a Nevada corporation ("Sierra Vista") in a share for share exchange by issuing 8,514,500 shares of its Common Stock to Sierra Vista shareholders. Sierra Vista is a motion picture production company and as a result of the acquisition, the Company gained access to approximately $3 million of working capital and a credit facility of up to $5 million.

     The Company is developing digital video compression and processing technology to provide broadcast quality video encoding and processing products and systems utilizing the MPEG-2 standard. The Company's development includes single chips, multiple chips, circuit boards, software, and complete digital video compression and processing systems. The Company is currently developing digital video compression and processing technology using existing third party three chip compression hardware. The Company intends to replace this three chip hardware with its own single chip video encoder, the DVImpact Chip, during 1998.

CERTAIN CONSIDERATIONS

     In addition to the other information presented in the Annual Report, the Company and its business are subject to certain factors as discussed as follows.

     LIMITED OPERATING HISTORY. Since its inception, the Company has generated nominal revenues. Its primary activities to date have been the research and development of MPEG-2 products for digital video compression and processing technology. The Company's success is dependent upon the development and marketing of its proposed products, as to which there can be no assurance. Unanticipated problems, expenses and delays are frequently encountered in developing new products. Other factors that may affect the development of products and their sales include, but are not limited to, new or competing products developed by competitors, the need to develop customer support capabilities and market expertise, delays in product development, market acceptance, and the success or failure of sales and marketing activities. The Company has no experience in bringing products to market in any substantial manner and the failure of the Company to meet any of the conditions discussed above could have a materially adverse effect upon the Company's operations. No assurances can be given that the Company can or will ever be profitable.

     OPERATING LOSSES. Since its inception, the Company has incurred losses. For the years ended December 31, 1997 and 1996, the Company incurred net losses of $10,822,980 and $8,193,395 and had an accumulated deficit of $19,018,775 since inception. The Company expects to continue to incur losses and to continue to accumulate a deficit for at least the first two quarters of 1998 and until the Company completely develops and markets its products and gains significant market acceptance. No assurances can be given that the Company will achieve profitability.

     QUALIFIED OPINION. The report of the Company's independent accountants contains an explanatory paragraph regarding the Company's ability to continue as a going concern. Among the factors cited by the accountants as raising substantial doubt as to the Company's ability to continue as a going concern include the fact that the Company has no established source of operating income and that it has recurring losses from operations.

     NEED FOR ADDITIONAL CAPITAL AND DILUTION. Development of new products require substantial capital. The Company's future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing technological and market developments, and the Company's ability to successfully market its products. Because the Company currently does not have significant revenues, and will not have revenues until it begins to market its products, the Company will be required to raise additional capital through equity or debt financings for its operations. Any equity financings could result in dilution to the Company's then-existing stockholders. Sources of debt financing will result in interest expense. If the Company is unable to raise additional funds, the Company may be required to reduce its operations.

     LITIGATION INVOLVING THE COMPANY The Company and its officers and directors are involved in a number of legal proceedings. Such litigation includes an action by the Company against former directors and officers of the Company and alleged financial consultants to the Company for, among other things, breach of fiduciary duty, fraud, breach of contract and RICO. Three of these defendants have filed cross-complaints against the Company and its officers and directors. Further, a former employee of the Company has filed an action for breach of contract, and an alleged creditor of the Company has filed an action for the repayment of monies. As a result of litigation, the Company will have to spend a substantial amount of time and fees in prosecuting and defending itself in these matters.

     SECURITY INTEREST IN THE COMPANY'S ASSETS. The Company has entered into a $5 million Credit Facility and Note which expires on June 30, 1998. As of March 31, 1998, the amount of principal and interest outstanding under the Credit Facility and Note was $4,181,422. The outstanding principal and interest is secured by all of the assets of the Company. Therefore, in the event the Company is unable to repay the Credit Facility, the holder will hold a first-priority security interest in the Company's assets upon default. The holder of the Note has indicated that it intends to convert the Note into shares of Common Stock. However, no assurance can be given that the holder will convert the Note. If the holder does not convert the Note, the Company will be required to request the holder to extend the Note or seek some other source to repay the Note. No assurances can be made that the Company will be able to repay all amounts due under the Credit Facility and Note when required or that a default will not occur prior to repayment.

     COMPETITION. The digital video and audio industry is marked by numerous small as well as large competitors. Some of the Company's competitors include C-Cube Microsystems, Inc., IBM and LSI Logic, Inc. Additionally, the Company competes in an industry segment in which numerous competitors have substantially greater resources than the Company. The Company believes other single chip encoder products may enter the market prior to the Company's proposed single chip encoder. No assurances can be given that existing or potential competitors of the Company will not develop products equal to or better than those developed by the Company or that such products will not receive greater market acceptance.

     DEPENDENCE ON INDEPENDENT MANUFACTURERS/SUBCONTRACTORS AND SUPPLIERS OF COMPONENTS. The Company does not maintain its own manufacturing or production facilities, and does not intend to do so in the foreseeable future. The Company anticipates that its products will be manufactured and its components will be supplied by independent companies. Many of these independent companies may also manufacture and supply products for the Company's existing and potential competitors. The Company does not have any licensing or other supply agreements with its manufacturers and suppliers. Therefore, the Company's suppliers could terminate their relationship with the Company at any time. In the event the Company were to have difficulties with its manufacturers and suppliers, the Company could experience delays in supplying products to its customers.

     UNCERTAINTY OF MARKET ACCEPTANCE. To date, the Company has had minimal sales of its products. The Company's success will depend upon acceptance of its products by the technology industry, including independent third party companies and the general public. Achieving such acceptance will require significant marketing investment. No assurances can be given that the technology industry will accept the Company's existing and proposed products or, if accepted, the level of acceptance.

     DEPENDENCE ON TECHNOLOGY INDUSTRIES AND TECHNOLOGICAL OBSOLESCENCE. The digital video and audio industry is characterized by extensive research and development and rapid technological changes, resulting in very short product life cycles. Further, the video and audio industry is characterized by intense competition among various technologies and their respective proponents. Development of new or improved products, processes or technologies may render the Company's products obsolete or less competitive. The Company will be required to devote substantial efforts and financial resources to enhance its existing products and to develop new products. No assurances can be given that competing products or new products or technology will not be developed rendering the Company's products and technology obsolete.

     DEPENDENCE ON MPEG-2 ACCEPTANCE AND CONTINUATION AS STANDARD. The Company has focused much of its resources on the MPEG-2 technology and the success of that standard will dramatically impact the Company's success. No assurances can be given that the MPEG-2 standard will remain in favor in the industry. Furthermore, should the standard be modified or replaced, no assurances can be given that the Company's research and development work will successfully transfer to an alternative standard.

     RELIANCE ON OEM CUSTOMERS AND RETAIL DISTRIBUTORS. The Company's success will depend to a significant extent upon its ability to develop a distribution system with original equipment manufacturers ("OEMs") and retail distributors to distribute and sell the Company's products in the marketplace. No assurances can be given that the Company will be successful in obtaining and retaining the OEM customers and retail distributors it requires to continue to grow and expand its marketing and sales efforts.

     PROTECTION OF INTELLECTUAL PROPERTY. The Company currently does not hold any patents. The Company has a non-exclusive worldwide license from FutureTel to manufacture, use, sell and otherwise deal with the Gecko video compression technology. If the Company completes its acquisition of Intelligent Instruments Corporation, it may become the holder of a patent for a proprietary set-top box design and a pending patent for a proprietary server design. See "Business - Intelligent Instruments Corporation." The Company currently holds certain trademarks on the Company's name and the names of certain products.

     No assurances can be given that another company will not attempt to infringe upon any current or future licenses, patents, patent applications, trademarks, or copyrights of the Company or its products and technology or that the Company may not inadvertently infringe upon any current or future licenses, patents, patent applications, trademarks, or copyrights of another company or its products and technology. Such infringement could result in protracted and costly litigation and sales losses. Further, no assurances can be given that others will not independently develop products or technology that are equivalent or superior to those of the Company or that such products will not utilize the same or similar technology developed by the Company, whether protected or unprotected by a license or patent.

     CONCENTRATION OF STOCK OWNERSHIP. As of March 31, 1998, the present directors, executive officers, and stockholders owning more than 5% of the outstanding Common Stock and their respective affiliates will beneficially own approximately 28.97% of the outstanding Common Stock of the Company. As a result of their ownership, the directors, executive officers, and more than 5% stockholders and their respective affiliates collectively will have substantial control of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

     POSSIBLE DILUTION FROM DEBENTURES, WARRANTS, AND A NOTE. As of March 31, 1998, there are Debentures, Warrants, Additional Warrants and a Note outstanding to purchase up to an aggregate of 8,104,262 shares of Common Stock, including up to 5,111,904 shares underlying the Debentures, 500,000 shares underlying the Warrants, 250,000 shares underlying Additional Warrants and 2,242,358 shares underlying the Note. Depending on the current market price per share of Common Stock, holders of the Debentures, Warrants, Additional Warrants and Note may be able to purchase shares of Common Stock at a price less than the trading price of the Common Stock with a resulting dilution of the interests to the other stockholders. Because of this potential dilutive effect, the Debentures, Warrants, Additional Warrants and Note may have a detrimental impact on the terms under which the Company may obtain financing through a sale of its Common Stock in the future. Any evaluation of the favorability of market conditions for a subsequent stock offering by the Company must take into account any outstanding Warrants, Additional Warrants and Note.

     POSSIBLE VOLATILITY OF SECURITIES PRICES. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to the Company, and other events or factors. Moreover, in some future quarter the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the market price of the Company's Common Stock would likely be materially and adversely affected. In addition, the stock market in general, and the market prices for high-tech related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the trading price of the Company's Common Stock, regardless of the Company's operating performance.

     PENNY STOCK REGULATIONS. The Securities and Exchange Commission (the "Commission") has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The Company's securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by this rule, the broker-dealers must make a special suitability determination for the purchase and receive the purchaser's written agreement of the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also affect the ability of purchasers to sell their shares in the secondary market.

     DEPENDENCE ON KEY PERSONNEL. The Company's performance is substantially dependent on the performance of its executive officers and key personnel and on its ability to retain and motivate such personnel. The loss of any of the Company's key personnel, particularly the Company's founder Mark C. Koz, could have a material adverse effect on the Company's business, financial condition and operating results. The Company's success will also depend upon its ability to hire and retain additional qualified personnel. No assurance can be given that the Company will be able to hire or retain such qualified personnel.

DIGITAL VIDEO INDUSTRY OVERVIEW

     In the past, video images were transmitted and stored using almost exclusively analog formats. Digital video technology, including the Company's technology, has been developed more recently and provides several benefits over analog. For example, unlike analog, digital video can be compressed, providing significant storage and transmission efficiencies. Further, digital video can generally be duplicated and transmitted without significant loss of quality.

     The Moving Picture Experts Group ("MPEG") was formed in 1988 to develop a worldwide industry standard for digital compression of video. In 1991, the MPEG committee adopted the first technical standard of digital video compression for full video motion for personal computers, which is known as "MPEG-1."

     The MPEG committee determined that a higher quality digital video standard was needed for broadcast quality video. The MPEG committee eventually adopted the second generation standard of MPEG for video and audio compression ("MPEG-2"). The MPEG-2 video compression standard defines the standard applicable to broadcast quality video which may permit effective storage and transmission of digital video.

THE COMPANY'S PRODUCTS AND TECHNOLOGY

     Currently, the Company is utilizing existing third party three chip compression hardware in development of its digital video compression and processing technology. The Company intends to replace this three chip hardware with its own single chip video encoder, which has been termed "DVImpact," along with the Company's development of a circuit board and software for providing MPEG-2 video encoding.

     The DVImpact Chip and related video compression hardware and software, which is the subject of patent application docket numbers 2056 and 2057, has applied certain aspects of the Gecko technology which was licensed from Future Tel in 1996.

     Under the License Agreement, the Company has the rights to use, duplicate, distribute, modify and enhance the technology for the development, manufacture and distribution of its products and to sublicense the technology to others for the enhancement, development, manufacture and distribution of its products. The Company also holds trademarks on the Company's name and the names of certain products under development.

     The Company develops core technologies and methodologies for digital video compression and processing technology applications. The Company's adherence to MPEG-2 non-proprietary "open standards" is anticipated to help facilitate customers' flexibility in developing solutions based on the Company's products under development. The Company believes adherence to the open standards may, therefore, help customers' products meet time-to-market requirements. The following are products currently under development by the Company.

     DVIMPACT SINGLE CHIP MPEG-2 ENCODER is currently under development and is designed to provide real time encoding of a digital video input and to generate a compressed data stream that management believes will be smaller and of better quality than that of competing solutions. With minor modifications, the same chip is designed to act as a high quality MPEG-1 encoder for applications compliant with MPEG-1 standards. The Company anticipates using the DVImpact in its own board and systems level products as well as selling the chip on a merchant basis into appropriate applications. Management believes that the DVImpact will address needs in a variety of different markets and that customers will perceive advantages in the DVImpact over competing solutions both included in the Company's other products and as a stand alone merchant product.

     In connection with the development of the DVImpact single chip MPEG-2 encoder, the Company entered into an agreement with a Company to manufacture the Company's chip. The agreement calls for payment of $225,000 for design and manufacture of the chip. As of December 31, 1997, the Company made a $90,000 non-refundable deposit to TriTech Microelectronics, Inc. for the start of design work. The remaining amounts are due upon shipment of prototypes.

     DV-2110 MPEG-2 ENCODER BOARD, currently under development, is designed to act as the system interface, i/o manager, and host for the DVImpact chip, or other MPEG-2 encoder chips. The Company intends to use the DV-2110 imbedded in the Company's systems products, and to sell the board as a stand alone component, or packaged with certain Company-developed software as an OEM product to customers in markets that the Company does not currently service with its own system level products. The board is intended to be compatible with personal computers running Windows 95 and NT operating systems, and to operate with a variety of video compression hardware. Its modular design and flexible architecture are designed to allow it to function in a wide range of digital audio and video applications in many different hardware and software environments.

     TRANSPEG<trademark> AND MAVNET<trademark> SYSTEMS-LEVEL PRODUCTS are currently in advanced stages of development and are designed for professional broadcast markets. This includes: A line of interchangeable digital multi-channel transmissions products that incorporate compressed video and transmit on multiple digital video broadcast standards; a digital broadcast player/recorder that incorporates MPEG-2 video compression; and MPEG-2 instrumentation cluster for vector scope and waveform monitoring; and MPEG-2 multi-channel encoding system; and a corporate DVD authoring system utilizing MPEG-2 video compression. These products are intended to provide digital video processing technology to customers who are facing the conversion from analog to digital broadcast technology while maintaining the look and feel of the interface that the users have known on their analog tools. One potential application is a system designed specifically for broadcasters for use in producing, downloading, editing and delivering digitally compressed broadcast quality video. However, the Company believes that a complete MPEG-2 digital video compression system could also be utilized by end-users in producing a variety of other video and audio programs.

SALES AND MARKETING

     The  Company  intends  to  market its systems and products through its own sales force and through the use of independent sales representatives. Currently, the Company is emphasizing the sale of its system based solutions to the video broadcast industry through direct sales calls from the Company's sales force and by attendance at national and international trade shows. Because the Company's systems and products have been in the development stage, the Company has not achieved significant revenue from sales and does not anticipate significant sales revenue until its products become available in commercial quantities.

MARKET FOR THE COMPANY'S PRODUCTS

The markets for the Company's systems and products using its digital video compression technology can be divided into three broad markets: video applications in communications, especially the broadcast market; video applications in computers and computer networks; and video applications in consumer electronics. The Company intends to market its products in all three broad markets, but will initially emphasize video applications in communications targeting the analog to digital conversion of television broadcast technology.

     VIDEO APPLICATIONS IN COMMUNICATIONS

     Digital video compression is currently used in several new applications in the communications market, including the conversion from analog to digital television, increase transponder capacity on satellite DBS networks, and wired and wireless cable networks.

     The Company intends to initially emphasize the marketing of its systems solutions to the analog television broadcast station which desires to convert to the transmission of digital television in accordance with the mandates of the Federal Communications Commission. Most analog television stations must convert to digital transmission within the next six years. The Company is in the final stages of development of a full product line targeting the video compression needs of television broadcast stations converting from analog to digital transmissions.

     The first full-scale digital video transmission systems to achieve full deployment were a series of DBS networks (Direct Broadcast Satellite television). Through the use of digital video compression technology on high-power Ku-band satellites, DBS networks typically provide 100 or more channels to large geographical areas. The Company intends to target this market once its DVImpact Chip is commercially available through the development of video and audio compression and multiplexing systems which are intended to have the capability of increasing the number of video channels available to networks over existing satellite transponders.

     The wireless cable or MMDS networks involve a local "line-of-sight" broadcast network which broadcasts video over much shorter distances from a stationary ground-based antenna directly to small receiving antennas placed at each subscriber's home. Wireless cable or MMDS systems are typically deployed in areas where there may not be an existing wired cable system or as an alternative to existing wired cable systems in high-density urban centers. The Company intends to target this market once its DVImpact Chip is commercially available through the development of video and audio compression and multiplexing systems which are intended to have the capability of increasing the number of video channels available to wireless networks using the same amount of radio spectrum.

     Wired cable networks, which include such varied architectures as switched digital video, fiber to the curb (FTTC), HFC and twisted pair schemes such as ADSL and HDSL, are currently in the early stages of deployment by telecommunications suppliers and digital cable providers. Switched digital networks can provide a much higher level of interactivity compared to either DBS or MMDS including the potential for full two-way video communication. However, the significant investment in new infrastructure, presents a major barrier to market penetration as the cost of this infrastructure is likely to be passed onto the consumer. However, the Company intends to target this market once its DVImpact Chip is commercially available through the development of video and audio compression and multiplexing systems which are intended to have the capability of increasing the number of video channels available to wired cable networks using the same amount of bandwidth available over the cable system.

     VIDEO APPLICATIONS IN COMPUTERS AND COMPUTER NETWORKS

     Manufacturers and consumers of computer technology are increasingly embracing digital video applications for use in educational, entertainment communication and training applications. Furthermore, computers are emerging as the technical platform of choice for video editing and video encoding through the integration of dedicated video-specific hardware. The Company intends to target this market as its system level solutions and DVImpact Chip become commercially available. Hardware systems involving DVD-ROMs may incorporate some of the Company's video encoding technology on an OEM basis. Computers are commonly used as video post-production systems though the addition of appropriate capture and encoding hardware and application software enabling the system to provide digital editing and/or content encoding. The Company's technology, especially its digital authoring software technology, would have applications in this market as well. Finally, the Company intends to market its products and systems for use over local area networks and wide area networks providing a cost effective solution for live video streams over network applications.

     VIDEO APPLICATIONS IN CONSUMER ELECTRONICS

     One emerging growth market for the Company's technology is in consumer electronics. Through the use of MPEG-2 compression, video can be stored, reproduced and distributed on the same media currently in use for other types of digital data, such as 5-inch (12 cm) CDs that are commonly used for digital audio. Emerging applications for digital video capture, playback and distribution at the consumer level are being advanced by the rapid adoption of new consumer-oriented media formats such as VideoCD Players, DVD Players, Recordable DVD and Consumer Digital Video Cameras. The Company intends to target the consumer market once its DVImpact Chip is commercially available through the development of video and audio compression and multiplexing systems with specific applications in the consumer electronics market.

COMPETITION

     The Company faces competition from numerous companies, some of which are more established, have greater market recognition, and have greater financial, production and marketing resources than the Company. The Company's products compete on the basis of certain factors, including first to market product capabilities, product performance, price, support of industry standard, ease of use and customer support as well as user productivity.

     The market for the Company's products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company faces direct and indirect competition from a broad range of competitors who offer a variety of products and solutions to the Company's current and potential customers. The Company's principal competition comes from: (i) companies offering competing systems; and (ii) companies offering competing technologies capable of addressing certain components of the Company's technology. Many of the Company's competitors have longer operating histories, including greater experience in the market, significantly greater financial, technical and other resources than the Company, greater name recognition and a larger installed base of customers.

     C-Cube Microsystems ("C-Cube") is a direct competitor to the Company and is similarly focused on video encoded compression. C-Cube has grown very rapidly through the sales of its MPEG products, primarily in the MPEG-1 market, and has significantly greater resources than the Company. However, C-Cube generally sells components rather than the complete hardware and software digital video compression and processing systems the Company hopes to develop for its customers.

     IBM was expected to compete with a single-chip MPEG-2 encoder and decoder, but has not done so yet. The Company and many other market participants presently buy a 3-chip MPEG-2 chipset from IBM for their own current board products. IBM is expected to release its own single chip encoder in the future.

     Other major potential competitors include companies such as Phillips and SGS-Thomson, as well as large, integrated Japanese and Korean consumer electronics companies, such as Sony, Hyundai, Toshiba, NEC and Samsung, which have their own semiconductor design and manufacturing capacity. In high-level MPEG-2 decoders as well as MPEG-1 encoders, LSI Logic has substantial market share. In many of these cases, the Company hopes to be able to work jointly with these companies to enhance quality encoding and decoding in the mass markets.

     Among the Company's smaller competitors is FutureTel, which primarily serves the video authoring marketplace with boards and software toolkits for encoding video sequences for television broadcast studios. Minerva is a venture-funded, fast-growing system reseller using C-Cube and other chip sources. Another market participant, 3DO, started shipping MPEG-2 encoder/decoders for the Apple MacIntosh in 1996, based on IBM's chipset, and may decide to compete in the personal computer market. Several other companies develop specialized professional video production boards.

     The Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with more competitive prices and performance features. Maintaining the technological and other advantages of the Company's products over its competitors' products will require a continued high level of investment by the Company in both research and development and operations. No assurances can be given that the Company will be able to continue to make such investments and receive the necessary capital or that the Company will be able to achieve the technological advances necessary to achieve competitive advantages.

RESEARCH AND DEVELOPMENT

     For the past two years, substantially all of the Company's time has been devoted toward the research and development of digital video compression and processing products and systems. Internal research is supplemented through the utilization of consultants who specialize in various areas. Product development is largely performed at the Company's headquarters in California by approximately 20 engineers who are supported and assisted by five to ten engineer consultants and by one technician. The Company's total expenditures for research and development were approximately $4,388,000 and $2,711,000 for the years ended December 31, 1997 and 1996, respectively.

FUTURETEL LICENSE AGREEMENT

     The Company has entered into an agreement with FutureTel whereby FutureTel has licensed to the Company certain proprietary technology related to digital video compression. The license agreement was entered into on March 7, 1996 and was exclusive for a period of one year and became non-exclusive thereafter. Under the license agreement, FutureTel granted the Company the right to develop, manufacture and distribute products using the licensed technology and derivative works. Under the terms of the license agreement, the Company will also have the right to sublicense the technology.

     FutureTel's proprietary technology is currently subject to patents and in the event FutureTel decides not to continue to protect its patents, the Company has the right to enforce and protect the patents which are subject to the license.

     For its right to use the technology, the Company shall pay to FutureTel a percentage of gross revenues related from the sale of products using the technology by sublicenses or by the Company equal to 20% during year 1; 15% during year 2; 8% during year 3; 5% during year 4; 3% during year 5; 1% during year 6 and 1% during year 7. Thereafter, the Company will not be responsible for any further payments. Further, the royalty payments are subject to maximum cumulative amount not to exceed $3 million.

SIERRA VISTA ENTERTAINMENT, INC. Sierra Vista Entertainment, Inc.("Sierra Vista") was incorporated under the laws of Nevada on April 3, 1996, for purposes of engaging in the production of television or theatrical feature films. Sierra Vista intends to produce feature motion pictures with a production budget of between $1 million and $5 million per film.

     The Company and Sierra Vista entered into a Plan and Agreement of Reorganization ("Reorganization") in which the Company acquired 100% of Sierra Vista's issued and outstanding common stock in exchange for 8,514,500 shares of Common Stock of the Company. Upon consummation of the Reorganization, Sierra Vista became a wholly-owned subsidiary of the Company. As a condition of the closing of the Reorganization, certain shareholders of Sierra Vista who held, in the aggregate, approximately 5.5 million shares of Sierra Vista voting common stock entered into a voting agreement with Mr. Koz who then owned approximately 4.9 million shares of Common Stock of the Company. Pursuant to the voting agreement the parties agreed to nominate six directors of the Company, three of which to be nominated by Mr. Koz and three of which to be nominated by Sierra Vista shareholders. Currently, Mr. Koz and one other shareholder are subject to the voting agreement. Further as a condition of the closing to the Reorganization, Sierra Vista was required to raise $3 million, which was used by the Company for working capital upon consummation of the Reorganization. Sierra Vista also arranged for a $5 million Credit Facility which has been used by the Company for working capital.

     Sierra Vista employs three full-time employees and is currently seeking financing to produce one motion picture. However, Sierra Vista is dependent on the Company for its working capital and has been limited in its production activities due to the financial constraints of the Company. As the Company continues to expend resources on the development of its systems and products, management anticipates re-evaluating the propriety of continuing Sierra Vista's production activities. No assurance can be given that the Company will continue Sierra Vista's production activities in the future.

CHINA JOINT VENTURE

     The Company entered into a joint venture agreement with CRI, a Chinese corporation located in Beijing ("CRI"), in September 1997. The joint venture intends to establish an exhibition facility in China to display United States technology and products and to provide a forum for various companies and
individuals  to develop potential business  relationships  and  projects.   The
Company and CRI  are  currently  completing  the  necessary  documentation  for
operation  of  the  joint  venture  in  China.   Pursuant  to  the terms of the
agreement, the Company will contribute $200,000 to the joint venture and CRI will contribute $100,000. The joint venture will divide any profits in amounts in proportion to their investment. As of March 31, 1998, the Company has not contributed any funds to the joint venture. In connection with entering into
the joint venture with CRI,  the   Board  of Directors approved the issuance of
100,000 shares of Common Stock to NATV Marketing, a salary of $60,000 per year and the opportunity to receive up to 50% of the Company's joint venture
interest  provided  that  the  joint  venture   achieves   certain  objectives,
including, but not limited to, full subscription of all rental facilities at the trading pavilion.

INTELLIGENT INSTRUMENTS CORPORATION

The Company's Board of Directors has approved the acquisition of Intelligent Instruments for 2 million shares of Common Stock of the Company, subject to review of tax and accounting consideration and subject to completion of negotiations and final documentation. Intelligent Instruments holds the patent for a proprietary set-top box design and has applied for a patent for a proprietary server design, both of which may potentially be compatible with the digital video compression and processing technology being developed by the Company. Intelligent Instruments is a company wholly-owned by Mark C. Koz, the Company's President and Chief Executive Officer.

TECHNICAL SYSTEMS ASSOCIATES, INC.

     The Company entered into an interim agreement to acquire Technical Systems Associates, Inc. ("TSA"), an antenna company located in Orlando, Florida, in March of 1997. After conducting a due diligence review of TSA, the Company determined that the acquisition would not likely meet its current business objectives. In October 1997, the Company entered into an agreement for a release from the interim agreement. Under this agreement, the Company paid
TSA  an  aggregate   of   $300,000,   of  which approximately  $180,000  had
previously been paid, and agreed to provide a certain amount of contingent debt financing in exchange for an option to be held by the Company to acquire TSA and for the release. In January 1998, the Company fully terminated the relationship and paid TSA approximately $58,000 for a discharge of any financing or other obligations under the previous agreements.

EMPLOYEES

     As of March 31, 1998, the Company had approximately 45 full-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company is currently renting approximately 22,000 square feet of space in Santa Clara, California, which includes offices and research space. The Company has entered into a five (5) year lease agreement effective January 1998, with an option to extend for an additional three (3) year term, for the leasing of new offices of approximately 18,000 square feet. The monthly base rent is $28,800 for 1998, increasing by $900 per month for each year thereafter, plus operating expenses for the common areas of the entire complex equal to the Company's pro-rata square footage of the complex (approximately 47% of the building, 27% of the project). Approximately 4,000 square feet is also being rented pursuant to a sublease agreement which expires on June 30, 1998, and a monthly payment of $9,000.

     The offices are used primarily for engineering,  software  development and
administrative  purposes.   The Company does not maintain its own manufacturing
or production facilities.

     Sierra Vista entered into a three (3) year lease agreement effective October 1, 1997. The lease is for approximately 2,800 square fee of office space in Beverly Hills, California. The monthly base rent is $5,882 for the first eighteen months and $6,162 thereafter.

     Sierra Vista is also currently leasing a single family residence of approximately 2,500 square fee in Beverly Hills, California. The monthly rent is currently approximately $7,000 per month, increasing to $7,300 in October 1998.

     Sierra Vista's offices are used primarily for its film and video production business.

ITEM 3.  LEGAL PROCEEDINGS.

JETTSON REALTY DEVELOPMENT CORPORATION. On November 10, 1997, InnovaCom filed suit against Michael D. Haynes, David S. Jett, Manhattan West, Inc., Marketing Direct Concepts, Inc., Checkers Foundation, Atlas Stock Transfer Corporation, Arun Pande, Edwin Reedholm, and others in the Superior Court of the County of San Francisco (Case Number 990965). The complaint alleges that in connection with the reverse merger of Jettson Realty Development Corporation ("Jettson") and InnovaCom, a Florida corporation, the Company issued shares of Common Stock to Michael D. Haynes and David S. Jett and entities controlled by them based upon fraudulent misrepresentations. Further, the Company is alleging that Manhattan West and Marketing Direct Concepts and Checkers Foundation, an entity alleged to be controlled by Messrs. Haynes and Jett, were issued fees, Common Stock, and options to acquire shares of Common Stock based upon misrepresentations, including that they could raise capital to assist the Company in its business. The Company has received monies in connection with a stock purchase agreement between the Company and Checkers Foundation, but will not issue the shares of Common Stock until this litigation involving Checkers Foundation has been resolved. The Company is also alleging that Atlas Stock Transfer, the Company's former transfer agent, breached its contract in issuing shares of Common Stock in these transactions. In addition, the Company is alleging that Mr. Pande, a former director and officer of InnovaCom, violated his fiduciary duty by receiving shares of InnovaCom Common Stock based upon misrepresentations and inadequate or no consideration, and made inappropriate and unauthorized expenditures on behalf of the Company for his personal benefit, and that Mr. Reedholm, a former director of the Company, received shares of Common Stock of the Company without the payment of adequate consideration. The Company is also alleging RICO (Racketeer Influenced Corrupted Organizations Act) against all defendants. The Company is seeking damages in excess of $26 million plus punitive damages.

     In response to InnovaCom's lawsuit, certain defendants have filed cross-claims against the Company. Mr. Pande filed a counterclaim against the Company, and its directors, officers and attorneys for breach of contract, fraud, negligent misrepresentation and other claims. Mr. Pande is alleging that the Company breached his employment contract, failed to recognized Mr. Pande's ownership in Innovacom, failed to acknowledged Mr. Pande's stock options, and failed to reimburse Mr. Pande for expenses made on behalf of the Company. Mr. Pande is requesting damages of $11 million plus punitive damages. The Company is disputing each of Mr. Pande's claims. In addition, Marketing Direct Concepts has filed a counter-claim against the Company and Manhattan West for damages for breach of a financial consultant contract requesting damages of approximately $1 million. Manhattan West has also filed a counter-claim against the Company alleging breach of its consulting contract with InnovaCom. Further, Atlas Stock Transfer has filed a claim against the Company and all other defendants seeking indemnity.

     A number of defendants have defaulted, including Michael Haynes, David Jett and Checkers Foundation. InnovaCom will be seeking an entry of judgment against the defaulting defendants including that the Common Stock that they own may be canceled. The Jettson litigation is in its initial stage and limited discovery has been conducted.

     In February 1998, the Staff of the Division of Enforcement of the Securities and Exchange Commission advised the Company that they are performing an informal inquiry surrounding the circumstances of the reverse acquisition involving Jettson and subsequent litigation and has requested certain documents related to these transactions. The Company has complied with the Staff's request.

JAPAN TOBACCO, MASATO HATA, FUTURETEL, ET. AL. On July 25, 1996, Mark C. Koz, Intelligent Instruments Corporation and the Company filed suit against Japan Tobacco, Masato Hata, FutureTel, et al., in the Santa Clara County Superior Court (Case No. CV 759582). The Company and the other plaintiffs are claiming fraud by the defendants in the formation of a business venture involving the development and marketing of multimedia technology. On or about September 5, 1996, FutureTel filed a cross-complaint against the Company alleging breach of contract by the Company for failure to pay FutureTel for salaries, payroll taxes and insurance for certain personnel, rental equipment expenses incurred by FutureTel, and legal fees all representing, in the aggregate, approximately $120,000. The parties recently agreed to settle their dispute. Under the settlement agreement, each party dropped their claims against each other, the Company paid FutureTel $100,000, and the Company and FutureTel amended the Company's license to manufacture, use, distribute, sell and otherwise deal with the video compression technology from FutureTel to make it irrevocable. At the time of litigation, neither Mr. Koz nor Intelligent Instruments Corporation were associated with FutureTel.

MATURI. On October 7, 1996, InnovaCom filed a complaint for declaratory relief in Santa Clara County Superior Court (Case No. CV 761218) against Gregory V. Maturi, a former employee. The complaint seeks clarification that Mr. Maturi is not entitled to any further payments or benefits under his employment agreement with the Company, and that certain payments amounting to approximately $150,000 made by InnovaCom to Mr. Maturi should be returned to the Company. On October 18, 1996, Mr. Maturi filed a cross-complaint against the Company for breach of contract, fraud and deceit, and breach of the implied covenant of good faith and fair dealing, seeking damages in excess of $5 million. The parties have conducted limited discovery. No trial date has yet been set.

DECORAH COMPANY. On June 9, 1997, the Decorah Company and Edwin Reedholm, a former director of the Company, filed a complaint against Digital Hollywood, the Company and Mark C. Koz in the Circuit Court of Cook County, Illinois County Department, Law Division, Case No. 97L06866. Plaintiffs are alleging breach of contract in the amount of $7,225 lent to the Company. In addition, Decorah Company is alleging that it has lent funds to Digital Hollywood which has yet to be repaid and is seeking damages of approximately $900,000. Further, Decorah Company is seeking damages against Mr. Koz because he guaranteed the repayment of the monies by Digital Hollywood to Decorah Company secured by a portion of Mr. Koz's Common Stock in the Company. Discovery has yet to begin in this proceeding. In addition, the Company has recently filed suit against Mr. Reedholm for breach of fiduciary duty in the Jettson Realty litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock began trading on the OTC Bulletin Board under the symbol "MPEG" on July 15, 1996. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices of the Company's Common Stock on a quarterly basis for the past two fiscal years are as follows:

QUARTER                      HIGH                LOW
September 30, 1996           $8.13               $1.25
December 31, 1996            $9.25               $4.25
March 31, 1997               $6.19               $1.63
June 30, 1997                $5.06               $2.44
September 30, 1997           $4.38               $2.38
December 31, 1997            $3.63               $2.38

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following sections discuss the Company's financial condition and results of operations based upon the Company's consolidated financial statements which have been prepared in accordance with generally accepted accounting principles. The following sections also contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in "Certain Considerations" section and elsewhere in this Annual Report.

GENERAL

     The Company is a development stage company with a principal focus in digital video compression and processing technology compliant with MPEG-2 standards. The Company is currently developing chips, boards and systems for targeted potential customers. In 1997, the Company merged with Sierra Vista, a Nevada corporation in the development stages of production and distribution of feature length films.

     The Company plans to make the transition from development stage to full production and sale of products in 1998. The Company's single-chip MPEG-2 encoder, the DV2100 MPEG-2 encoder board, and numerous system level products are at advanced stages of development and are expected to begin significant volume shipment in the near future. Management anticipates that the Company will become profitable in 1998, but that continuing operating losses early in 1998 combined with the requirements of increased inventories and accounts receivable will require additional funding in 1998. No assurances can be given that the Company will become profitable or such additional funding will be available or, if available, that it will be on terms favorable to the Company.

     Product development in 1998 is planned to continue in areas complimentary to the Company's pending product sales. These product development efforts are expected to include updated versions of previously released products with enhanced feature sets and functionality, products that will compliment other existing products, and products that will broaden product lines to address additional market niches. Management anticipates significant increases in the staffing in its research and development efforts and in production, marketing, sales and administration.

     Management of Sierra Vista does not anticipate significant revenues during the remainder of the fiscal year. No significant increases in permanent employees and no significant purchases of equipment are anticipated. Sierra Vista's operations are dependent on receiving adequate working capital from InnovaCom.

     The Company does not believe that inflation will have an impact on its results of operations and does not believe that its business is seasonal.

RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto and other financial information included elsewhere in this Annual Report.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO DECEMBER 31, 1996

REVENUES

     Revenues for the year ended December 31, 1997 were $149,000 as compared to zero for the year ended December 31, 1996. The revenues in 1997 were from shipments of developer systems to five customers who purchased the systems to begin development of their own software in anticipation of the Company's commercial release of its board encoding products. The Company's products were at an earlier stage of development in 1996, and accordingly there was no revenue.

GROSS MARGINS

     Gross margins were approximately $96,000, or 64% of revenues, for the year ended December 31, 1997, as compared to zero for the year ended December 31, 1996. The gross margin percentage in 1997 is not necessarily representative of the margins that the Company expects on its products when commercial shipments to customers begin sometime in the future.

RESEARCH AND DEVELOPMENT

     Research and development expense in the year ended December 31, 1997 totaled approximately $4,388,000. This was an increase of approximately $1,677,000, or 62%, from the research and development expense for the year ended December 31, 1996. The change results principally from an increase in the number of employees in the research and development group and an increase in the period that these people were working (activity in the first half of 1996 was low because the Company did not receive significant funding until July of 1996), which increased payroll by approximately $1,394,000 and required the Company to recognize approximately $732,000 in compensation expense in connection with the issuance of stock options or common stock to employees in accordance with Accounting Principles Board Opinion 25. This increase was partially offset by a reduction of approximately $775,000 in the amount of purchased research and development expenses in 1997 relative to 1996.

PRODUCTION EXPENSES

     Production expenses of approximately $36,000 were related to Sierra Vista. InnovaCom had no similar expenses during 1996.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses were approximately $5,285,000 for the year ended December 31, 1997, which was a decrease of approximately $156,000, or 3%, from approximately $5,441,000 during the same period in 1996. The total in 1996 included approximately $3,396,000 in expense recognized in conjunction with the issuance of Common Stock and stock options at prices below fair market value to various consultants. This expense was approximately $647,000 in 1997. Currently, some of the Common Stock options granted to consultants are subject to litigation. Excluding the $3,396,000 in 1996 and $647,000 in 1997, selling, general and administrative expense would have been approximately $2,593,000 higher in 1997 than in 1996, an increase of 127%. This increase is related to an increase in the number of employees and an increase in the period of time they were present in 1997 relative to 1996, $484,000 in expenses related to Sierra Vista which was present in 1997 but not in 1996, and increases in legal and auditing of approximately $559,000 and travel expenses of approximately $172,000.

INTEREST INCOME

     Interest   income   increased   from   approximately  $2,000  in  1996  to
approximately $10,000 in 1997. This increase reflects the return from the temporary investment of surplus cash.

INTEREST EXPENSE

     Interest expense substantially increased from approximately $11,000 during the year ended December 31, 1996 to approximately $1,214,000 for the year ended December 31, 1997. This increase resulted primarily from the credit facility created in 1997 against which the Company had drawn approximately $3,982,000 of principal as of December 31, 1997. The outstanding balance of the credit facility may be converted into Common Stock of the Company at a discount to the market price of a share of Common Stock. Accordingly, the value of this discount, approximately $1,021,000 at December 31, 1997, is recorded as interest expense.

INCOME TAX EXPENSE

     Income tax expense for the year ended December 31, 1997 was approximately $3,000 as compared to approximately $1,000 for the same period in 1996. This increase was related to the merger with Sierra Vista which increased the minimum franchise tax payable to the State of California.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, the Company had negative working capital of $1,454,500. At this time, the Company has no substantial revenues, and does not anticipate any substantial revenues until the Company is able to complete and sell its products. Historically, the Company has raised funds through equity and debt financings to fund its operations and provide working capital to it and its subsidiaries. It is anticipated that the Company will continue to finance its operations and those operations of its subsidiaries through equity and debt financings.

     The Company will require additional working capital to fund its operations and the operations of its subsidiaries. The Company intends to fund its requirements through the issuance of debt obligations and, to a lesser extent. the issuance of Common Stock The Company is currently in discussions with institutional investors to finance the Company through the issuance of convertible debentures. No assurance can be given that these discussions and negotiations will lead to the financing of the Company. In the event that the Company is unable to obtain adequate financing, there will be a material adverse effect on the Company's ability to meet its business objectives.

     Net cash used in operating activities totaled approximately $7,106,000 during fiscal 1997 and $1,970,000 during fiscal 1996. Net cash used during fiscal 1997 and 1996 primarily related to the Company's losses of approximately $10,823,000 and $8,193,000, respectively. The net loss during 1997 was offset by non-cash items relating to interest expense from the discount resulting from the beneficial conversion feature of the credit facility compensation expense recognized upon the issuance of Common Stock and stock options, and the acquisition of technology for Common Stock expensed. The net loss during fiscal 1996 was offset by compensation expense related to the issuance of Common Stock and stock options for compensation and the acquisition of technology for Common Stock expensed.

     Net cash flows provided from financing activities totaled approximately $9,217,000 during fiscal 1997 as compared to approximately $2,269,000 during 1996. During fiscal 1997, the Company received approximately $2,917,000 in connection with the acquisition of Sierra Vista Entertainment, approximately $665,000 from the sale of Common Stock to an investor, $4,609,000 upon the issuance of debentures and $3,982,000 drawn down from the credit facility. This cash received was offset by the acquisition of property and equipment of approximately $768,000. During fiscal 1996, the Company received $2,224,000 from the sale of its Common Stock, offset by an advance to a related party of approximately $94,000 and the acquisition of property and equipment of approximately $205,000.

     As of December 31, 1997, the Company's debts consisted of advances against a $5,000,000 credit facility granted by a shareholder with a principal balance of approximately $3,982,000 and accrued interest of approximately $101,000. This note matures on June 30, 1998, bears interest at 10% per annum and is secured by a first-priority security interest in essentially all of the Company's assets. The principal and interest on this credit facility can be converted at the lender's option into Common Stock of the Company at a 20% discount to the market price of the stock at the date that individual advances were made to the Company under this credit facility.

     In addition, as of December 31, 1997, the  Company  issued   $5 million in
the aggregate of convertible debentures receiving approximately $4,609,000 in net proceeds. The convertible debentures bear interest at 7% and are due December 22, 2002. The debentures are convertible into Common Stock in increments of one-third; one-third may be convertible upon the earlier of the effective date of a registration statement or after the 120th day after the original issue date; one-third after the 120{th} day of the original issue date but prior to the 150{th} day from the original issue date; and one-third after the 150{th} day from the original issue date. In connection with the private placement, the Company issued warrants to purchase 250,000 shares of Common Stock at $2.43 per share.

     In July 1997, the Company retained the services of an investment advisor to assist in the raising of up to $15 million in a private placement. In connection with these services, the Company granted options to purchase 400,000 shares of Common Stock at $2.50 per share. 200,000 of the options were exercisable upon grant, the remaining will be exercisable upon the completion of a $15 million private placement. In March 1998, the Company terminated the relationship with the advisor.

     IMPACT OF THE YEAR 2000 ISSUE. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's, or its suppliers' and customers' computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The majority of the Company's operations are based on PC application and the Company believes that its software is year 2000 compliant. The Company has not yet identified any year 2000 problem but will continue to monitor the issues. No assurances can be given that the year 2000 problem will not occur with respect to the Company's computer systems.

     Neither the Company nor its subsidiary have initiated formal communications with significant suppliers and large customers to determine the extent to which those third parties' failure to remedy their own Year 2000 Issues would materially effect the Company and its subsidiaries. The Company has not received any indication from its suppliers and large customers that the Year 2000 Issue may materially effect their ability to conduct business and the Company has no current plans to formally undertake such an assessment.

ITEM 7. FINANCIAL STATEMENTS.

     The financial statements for the Company are attached beginning on page F-
1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Subsequent to the reverse merger between InnovaCom, Inc., a Florida corporation, and Jettson, on June 4, 1997, the Company's Board of Directors approved to retain Hein + Associates LLP as the Company's independent accountants and Michael Hoffer, Jettson's former accountant, was not retained. During the relationship between Jettson and Michael Hoffer, there were no disagreements regarding any matters with respect to accounting principles or practices, financial statement disclosure, or audit scope or procedure, which
disagreements, if not resolved to the satisfaction of the  former   accountant,
would have caused Michael Hoffer to make reference to the subject matter  of the
disagreement  in  connection  with  its  report.   Michael  Hoffer's  report for
Jettson's financial position as of December 31, 1995, July 9, 1996 and July 31, 1996 and the results of its operations and cash flows for the periods July 10, 1996, to July 31, 1996, January 1, 1996, to July 9, 1996, for the year ended December 31, 1995 and from October 3, 1990 (inception) to July 31, 1996 are not a part of the financial statements of the Company included in this Annual
Report.    Such  report did not contain an adverse  opinion  or  disclaimer  of opinion or qualification  of  modifications  as  to uncertainty, audit scope or
accounting  principles under generally accepted auditing  standards.   However,
such report includes comments by the former accountant that cast substantial doubt on Jettson's ability to continue as a going concern. Prior to retaining Hein + Associates LLP, the Company had not consulted with Hein + Associates LLP regarding accounting principles.


                                   PART III

ITEM  9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS   AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

The directors and executive officers of the Company are as follows:

                                                                                  Held Position
         NAME                     AGE                   POSITION                      SINCE
Mark C. Koz                       43             President, Chief Executive           1993
                                                 Officer, Director
F. James Anderson                 49             Secretary, Executive Director,     May 1997
                                                 Corporate Strategy and Finance,
                                                 Director
Rand E. Shrader                   43             Chief Operating Officer            May 1997
Stanton Creasey                   44             Chief Financial Officer           April 1997
Simone Anderson                   34             President, Sierra Vista            May 1997
Tony Low                          44             Director                         October 1996
Robert Sibthorpe                  48             Director                           May 1997
John Champlin, M.D.               42             Director                         October 1997

     The following sets forth the principal occupations during  the  past  five
years   of  the  directors  and  executive  officers  of  the  Company  and  it subsidiaries.

     MARK KOZ (AGE 43) has been Chairman, Chief Executive Officer and President of the Company since March 3, 1993. Mr. Koz was also Chief Executive Officer, Chief Technical Officer and a Director of FutureTel from 1993 to 1995, and has been Chief Executive Officer of Intelligent Instruments Corporation since 1993. Mr. Koz has five years of technical education at Florida Technological University (University of Central Florida). In addition, he is a voting member of the Moving Picture Experts Group, the international standards-setting body for MPEG.

     F. JAMES ANDERSON (AGE 49) has been Secretary, Executive Director, Corporate Strategy and Finance, and Director of the Company since May 1997. Mr. Anderson is also and has been a director of Sierra Vista since January 1997. Prior to forming Sierra Vista in January 1997, Mr. Anderson was engaged in reviewing and pursuing business opportunities. From January 1993 to the present, Mr. Anderson served as Director General of the Moscow Country Club, a

Russian-American joint venture formed to develop a country club in Moscow, Russia, and from February 1992 to May 1995 Mr. Anderson was President and Chairman of the Board of the Moscow Country Club, Inc.("MCCI" ) which owned 50% of that joint venture. From December 1991 to April 1993 Mr Anderson was CEO and Director of Brush Creek Mining and Development, Co., Inc., a Nevada corporation, which was engaged in exploration and development of precious mineral properties in the US and other countries. Mr. Anderson is the spouse of Simone Anderson.

     As previously discussed, Mr. Anderson was an executive officer and Chairman of the Board of MCCI which entered into joint venture with an agency of the Russian Government ("Russian Partner"). MCCI believes that the Russian Partner illegally seized the assets of the joint venture which is currently the subject of an arbitration proceeding in accordance with the terms of the joint venture agreement. As a result of the Russian Partner's seizure of the joint venture's assets, MCCI was unable to pay its obligations when they became due and, as a result, certain creditors of MCCI filed an involuntary bankruptcy action against MCCI (Case No. 95-22770-C-7 and 95-24391-C-11 United States Bankruptcy Court Eastern District of California). The Bankruptcy Court has approved a plan of reorganization for MCCI allowing all creditors to be repaid from the potential judgment proceeds in the arbitration proceeding.

     RAND E. SHRADER (AGE 43) has been Chief Operating Officer since May 1997. Prior to joining the Company, Mr. Shrader was employed with ITT Automotive (now part of ITT Industries) for 12 years. Mr. Shrader was Quality Manager at one of Dayton-Walther's (now part of Lucas-Varity) plants for 6 years before joining ITT.

     STANTON RICHARD CREASEY (AGE 44) has been Chief Financial Officer since April 1997. From March 1996 through April 1997, Mr. Creasey was an independent consultant and from September 1994 through March 1996, he was at Purus Inc. Mr. Creasey was Chief Financial Officer and President of Sixty-Eight Thousand, Inc. from September 1989 through March 1994, and left that company in April 1994. In June 1994, Sixty-Eight Thousand, Inc., a company which made Macintosh compatible workstations, filed for bankruptcy protection in San Jose, California (Case No.: 94-54123). Mr. Creasey is a CPA with 19 years of experience in finance, first with Arthur Andersen & Co., and then with a number of high technology manufacturing companies, including National Semiconductor Corporation. He has served as chief financial officer of several Silicon Valley start-up companies during the past ten years.

     SIMONE ANDERSON (AGE 34) was a Director of the Company from May 1997 to March 1998, and has been the Marketing Director and President of Sierra Vista since January 1997. She has been a director and officer of MCCI from February 1992 until May 1995 and was previously a director and chief financial officer of Brush Creek Mining and Development Co., Inc. from April 1989 to February 1993. Prior to forming Sierra Vista, Ms. Anderson, along with her husband, F. James Anderson, was engaged in the review and pursuit of new business
opportunities.   As  discussed  above,  certain  creditors  of  MCCI  filed  an involuntary bankruptcy action against MCCI. MCCI is still currently in bankruptcy.

     TONY LOW (AGE 44) has been a Director of the Company since October 1996. Since July 1997, Mr. Low has been Chief Operating Officer of Darwin Digital, a newly formed Saatchi & Saatchi Vision Company involved in interactive advertising and media buying. Prior to that, from January 1996 through June 1997, Mr. Low was director of business affairs at the Los Angeles based Saatchi Entertainment Group, a division of Saatchi & Saatchi, the multinational advertising agency. From June 1993 through January 1996 he was President of Tercer Mundo, Inc., a company marketing sound recordings, and from October 1983 through June 1993 he was Partner and Business Manager of Oberman, Tivoli,
Miller and Low, an accounting company specializing in the entertainment industry.

     ROBERT ALAN SIBTHORPE (AGE 49) has been a Director of the Company since May 1997. Mr. Sibthorpe has been owner of Mag South Research, Inc., a geological and financial consulting firm since October 1996. From June 1986 through April 1996 Mr. Sibthorpe was with Yorkton Securities, Inc. involved in investment banking Mr. Sibthorpe has an MBA in Finance and a Bachelor of Science in Earth Sciences both from the University of Toronto.

     JOHN JOSEPH CHAMPLIN, M.D. (AGE 42) has been a Director of the Company since October 1997. He has been owner and president of the Med Center Medical Clinic in Carmichael, California, since 1993. Prior to founding Med Center Medical Clinic, he was a medical director of Madison Center from 1988 to 1993. He is also associate clinical professor, family practice, at the University of California at Davis since 1986. Mr. Champlin earned his M.D. at the University of Florida.

COMMITTEES OF THE BOARD.

     The Board has an Audit Committee and a Compensation Committee.   The Audit
Committee consists of Messrs. Low and Sibthorpe, and the Compensation Committee consists of Messrs. Koz and Sibthorpe.

     The primary functions of the Audit Committee are to review the scope and results of audits by the Company's independent auditors, the Company's internal accounting controls, the non-audit services performed by the independent accountants, and the cost of accounting services.

     The Compensation Committee administers the Company's 1996 Incentive and Nonstatutory Stock Option Plan and approves compensation, remuneration, and incentive arrangements for officers and employees of the Company.

     The board has also established a litigation committee consisting of Mr. Anderson, who serves as chairman, and Messrs. Low and Sibthorpe.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based on the Company's information, none of the directors, officers and beneficial owners of more than 10% of any class of equity securities have filed their initial report on Form 3. The Company has informed such persons of their obligations who intend to file the reports as soon as practicable.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION.

     The following table sets forth the Compensation of the Company's President and Chief Executive Officer and the Executive Director, Corporate Strategy and
Finance  during  1997.   No  other  officer received annual compensation in
excess of $100,000 during 1997.

SUMMARY
COMPENSATION TABLE
                                                                       Long Term Compensation
                        Annual Compensation                Awards                             Payouts

                                            Other                          Securities
                                           Annual            Restricted    Underlying
                                          Compensa-             Stock        Options           LTIP      All Other
                                            tion              Award(s)         (#)            Payouts    Compensa-
Name and Principal  Year      Salary         ($)                 ($)                            ($)        tion
Position

Mark C. Koz         1997     $241,500    $10,500{(1)}            $0        300,000{(2)}         $0          $0
President and CEO   1996     $120,000        $0                  $0       2,000,000{(2)}        $0          $0

F. James Anderson   1997     $112,500    $37,500{(3)}                      300,000{(4)}
Executive
Director,
Corporate Strategy
and Finance

(1)  Represents a car allowance of $1,500 per month.

(2) Represents incentive stock options to acquire 192,770 shares of Common Stock at $2.85 per share and non-qualified stock option to acquire 107,230 shares of Common Stock at $2.59 per share. Also includes options to acquire 2,000,000 shares of Common Stock at $3.00 per share.

(3) Represents a $3,500 per month housing allowance and a $1,500 per month car allowance.

(4)  Represents options to acquire 300,000 shares of Common Stock at $2.59.

     On May 15, 1997, the Company and Mr. Koz entered into a five year employment contract. Under the terms of Mr. Koz's employment contract, Mr. Koz shall receive a salary of $240,000 per annum subject to a 7% cost of living increase and other increases as determined by the Board of Directors. In addition, pursuant to Mr. Koz's employment contract, in the event that Mr. Koz is terminated in connection with a change in control, Mr. Koz shall be entitled to receive a lump sum payment equal to three times his then annual salary. Finally, pursuant to his contract, Mr. Koz shall be indemnified by the Company for serving as an officer and director.

     On May 15, 1997, the Company and Mr. Anderson entered into a five year employment contract. Under the terms of Mr. Anderson's employment contract, Mr. Anderson shall serve as Director of Strategic Planning and President of the Company's Entertainment Division and his salary shall be $180,000 per annum subject to a 7% cost of living increase and increases as determined by the Board of Directors. In addition, pursuant to Mr. Anderson's employment contract, in the event that Mr. Anderson is terminated in connection with a change in control, Mr. Anderson shall be entitled to receive a lump sum payment equal to three times his then annual salary. Finally, pursuant to his contract, Mr. Anderson shall be indemnified by the Company for serving as Director of Strategic Planning and President of The Company's Entertainment Division.

FUTURE PRESIDENT AND CHIEF EXECUTIVE OFFICER

     On March 23, 1998, the Company hired Thomas E. Burke as President and Chief Executive Officer of the Company and as a member of the Board of the Directors of the Company to commence May 1, 1998. As discussed below, Mr. Burke's employment is subject to certain conditions. For the past 17 years, Mr. Burke has been employed by TRW, most currently as Director of Strategic Requirements which is responsible for identifying and evaluating major trends and issues that can affect TRW's Space and Electronics Group. Prior to being Director of Strategic Requirements, Mr. Burke was with TRW's automotive group where he was vice president of advanced products and systems for the Automotive Electronic Group. From 1981 to 1991 Mr. Burke held positions with TRW's Space and Technology and the Electronic Systems Groups in Los Angeles. Mr. Burke received a doctorate in chemistry form the California Institute of Technology and his bachelor's degree in chemistry for the University of Minnesota.

     Pursuant to his employment contract, Mr. Burke shall receive a salary of $250,000 per year, a signing bonus equal to $200,000 net of taxes, a car allowance equal to $1,000 per month net of taxes, a housing allowance equal to $7,500 per month net of taxes, a life insurance policy equal to $1,500,000, and other benefits granted to employees of the Company. Mr. Burke's employment is for a term of five years and, upon each anniversary date, shall be automatically extended by an additional one year term unless either party gives prior notice not to extend. Mr. Burke shall be eligible to receive an annual bonus of up to two times Mr. Burke's annual salary based on achieving certain targets as mutually agreed upon by Mr. Burke and the Board of Directors. Mr. Burke shall also receive options to acquire during a ten year term up to 1,000,000 shares of Common Stock of the Company at an exercise price equal to $1.75 per share. The options shall vest in one-third increments with one increment vesting immediately and the remaining two increments on each anniversary date thereafter. In the event of a change of control, all the options shall vest immediately.

     Mr. Burke's employment contract may be terminated for cause by the Company or for good reason by Mr. Burke. In general, the term "for cause" includes the conviction of a felony, consistent willful failure to substantially perform stated duties, a willful act of fraud, or a willful act of misconduct. In general, the term good reason includes assignment of duties inconsistent with Mr. Burke's position, failure to comply with or breach of Mr. Burke's employment agreement, relocation of principal place of employment, failure to extend the employment term, or an occurrence of a change of control. In the event of termination without cause or for good reason, the Company shall pay Mr. Burke an amount equal to his salary due for the remaining term of his contract and any bonuses due, such an amount not to exceed $1,000,000 unless the Company has earnings before deduction of any interest, taxes, depreciation, amortization in excess of $2,000,000. In addition, all unvested options shall immediately vest. In the event Mr. Burke's employment contract is terminated for cause or without good reason, Mr. Burke shall be entitled to all accrued but unpaid amounts and unvested options shall be forfeited.

     Mr. Burke's obligations under the employment contract are contingent on the Company obtaining financing in an amount of not less than $5,000,000 on or before April 15, 1998. The failure of the Company to secure such financing or the occurrence of any material adverse changes in the business affairs and financial prospects of the Company, prior to May 1, 1998, could result in termination of the employment contract by Mr. Burke. Further, the Company must secure its performance under the employment contract for a period of two years by the issuance of a letter of credit in the aggregate amount of $1,000,000 for the benefit of Mr. Burke.

DIRECTOR COMPENSATION.

     Directors do not receive cash compensation for serving as such. However, during the year ended December 31, 1997, Messrs. Sibthorpe, Low and Champlin each received options to acquire 200,000 shares of Common Stock at $2.59 which represented the closing price of the Company's Common Stock at the date of grant. The options are for a period of five years and vest in one-third increments beginning on November 18, 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS

     The following table sets forth, as of March 31, 1998, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each officer and director of the Company, and (iii) directors and executive officers of the Company and its subsidiary as a group.

     As of March 31, 1998, there were 20,561,897 shares of Common Stock outstanding.

COMMON STOCK
                                                                    Percentage
                                            Number of              Beneficially
NAME AND ADDRESS                          SHARES{(1)}                   OWNED

Mark C. Koz                               5,463,000{(2)}                26.55%
InnovaCom, Inc.
3400 Garrett Drive
Santa Clara, CA 95054

507784 BC Ltd.                            5,463,000{(3)}                26.55%
10th Fl., Four Bentall Centre
P.O. Box 49333
1055 Dunsmuir Street
Vancouver BC V7X 1L4
Canada

Rand E. Shrader                              402,000{(4)}                 1.9%
InnovaCom, Inc.
3400 Garrett Drive
Santa Clara, CA 95054

Stanton Creasey                               200,000{(5)}                   *
InnovaCom, Inc.
3400 Garrett Drive
Santa Clara, CA 95054

John Champlin, MD                             100,000{(6)}                   *
4373 Meadow Circle
Rescue, CA 95672

James Anderson                                      -0-                    -0-
InnovaCom, Inc.
3400 Garrett Drive
Santa Clara, CA 95054

Simone Anderson                                     -0-                    -0-
Sierra Vista Entertainment
9350 Wilshire Blvd., Suite 100
Beverly Hills, CA 90212

Robert Sibthorpe                                    -0-                    -0-
6311 E. Naumann Dr.
Paradise Valley, AZ 85253

Tony Low                                            -0-                    -0-
The Saatchi Entertainment Group
37 26th Avenue
Venice, CA 90291

All officers and directors as a group     6,165,000{(7)}                28.97%
(7 persons)

*Less than one percent


(1) Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Includes 1,000,000 shares of Common Stock owned by 507784 BC Ltd. and 4,463,000 shares beneficially owned by Mark C. Koz, all of which are subject to a Voting Agreement by and between 507784 BC Ltd. and Mark C. Koz, wherein Mr. Koz has the right to nominate three (3) members of the six (6) member board of directors of the Company and 507784 BC Ltd, a former Sierra Vista shareholder, has the right to nominate the remaining three (3) members of the six (6) member board of directors of the Company, and all the shares subject to the voting agreement shall vote in favor of the six (6) nominees. The voting agreement is for a period of five years ending on February 27, 2002. The voting agreement may be extended for an additional five years. The owners of 507784 BC Ltd. are unaffiliated with either the Company or Mr. Koz. Also includes options to purchase 15,000 shares of Common Stock at $0.50 per share expiring August 7, 2001, held by Mr. Koz's wife.

(3) Includes 1,000,000 shares of Common Stock owned by 507784 BC Ltd. and 4,478,000 shares beneficially owned by Mark C. Koz, all of which are subject to a Voting Agreement by and between 507784 BC Ltd. and Mark C. Koz, wherein Mr. Koz has the right to nominate three (3) members of the six (6) member board of directors of the Company and 507784 BC Ltd, a former Sierra Vista shareholder, has the right to nominate the remaining three (3) members of the six (6) member board of directors of the Company, and all the shares subject to the voting agreement shall vote in favor of the six (6) nominees.

(4) Includes options to purchase 400,000 shares of the Company's Common Stock at $2.75 per share, expiring May 27, 2002.

(5) Includes options to purchase 200,000 shares of the Company's Common Stock at $1.75 per share, exercisable within sixty days.

(6) Includes options to purchase 100,000 shares of the Company's Common Stock at $3.375 per share, exercisable within sixty days.

(7) Includes 715,000 options to acquire shares of Common Stock and 1,000,000 share subject to a voting agreement discussed in footnotes (2) through
      (6).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     MICRO TECHNOLOGY CREDIT FACILITY. In July 1997, a promissory note (the "Note") was issued to Micro Technology in connection with a credit facility agreement (the "Credit Facility"). The Credit Facility and Note provide for an aggregate amount not to exceed $5 million. The Credit Facility terminates and the Note is due on June 30, 1998 and bears interest at the lower of 10% or the maximum rate allowed by law (Federal Reserve Bank of San Francisco's rate plus 5%) The Company has the right to prepay the Note. The principal and interest on the Note may be converted, at the option of the holder, into shares of Common Stock in an amount equal to 80% of the trading price of a share of Common Stock on the date an advance of funds was made pursuant to the Credit Facility. Advances made under the Credit Facility are secured by all of the assets of the Company including, but not limited to, receivables, goods, equipment, inventory, contract rights and other property interests.

     As of March 31, 1998, the aggregate amount of principal and accrued interest outstanding on the Credit Facility was $4,181,421 million with an average conversion price of $2.40 per share. Through the merger with Sierra Vista, Micro Technology received 2,500,000 shares of Common Stock which, at the time, represented approximately a 14% interest in the Company. Prior to their investment in Sierra Vista, the owners of Micro Technology were unaffiliated with Sierra Vista and the Company.

     ACQUISITION OF INTELLIGENT INSTRUMENTS CORPORATION. The Board of Directors has agreed to acquire Intelligent Instruments Corporation, an intellectual property holding company owned by Mark Koz, in exchange for two million shares of the Company's Common Stock. Intelligent Instruments Corporation holds the patent for a proprietary set-top box design and has applied for a patent for a proprietary server design, both of which complement and enhance the technology being developed by the Company. The acquisition of the intellectual property of Intelligent Instruments Corporation is subject to both parties analyzing structure, tax and accounting issues and entering into a definitive agreement. During the negotiations, Mr. Anderson represented the Company.

     FUTURETEL. The Company has a license ("FutureTel License Agreement") from FutureTel to manufacture, use, distribute, sell and otherwise deal with the video compression technology which is the subject of docket numbers 2056 and 2057 for patent applications. Under the FutureTel License Agreement, the Company has the rights to use, duplicate, distribute, modify and enhance the technology for the development, manufacture and distribution of its products and to sublicense the technology to others for the enhancement, development, manufacture and distribution of its products. The term of the license from FutureTel to the Company is in perpetuity.

     From 1993 to 1996, Mr. Mark C. Koz was a substantial shareholder of and Chief Executive Officer and Chairman of the Board of FutureTel. In connection with his departure from FutureTel, Mr. Koz exchanged his interest in FutureTel for the remaining interest held by a third party in Intelligent Instruments Corporation. In addition, FutureTel granted the Company rights under the FutureTel License Agreement. The Company, with Mark C. Koz and Intelligent Instruments Corporation, filed a lawsuit against FutureTel and others claiming fraud by the defendants in the formation of a business venture involving the development and marketing of multimedia technology. This litigation was settled by the Company paying FutureTel $100,000 and the parties amending the FutureTel License Agreement to make it irrevocable.

     SETTLEMENT AGREEMENT WITH MARK KOZ. The Company has entered into a Settlement Agreement with Mark C. Koz which was adopted by the Company's Litigation Committee of the Board of Directors. The Settlement Agreement concerns the lawsuit recently filed by the Company regarding Jettson Realty Development Corporation and concerns transactions and contracts, including stock options and consulting agreements, entered into by the Company while Mr. Koz was an officer and director of the Company. The parties enter into this settlement in light of their desire to resolve any issues and in light of the Company's dependence on Mr. Koz for future technology. Under the terms of the Settlement Agreement, Mr. Koz has agreed to return to the Company for cancellation 500,000 shares of Common Stock in exchange for a mutual release. See "Legal Proceedings" for a discussion regarding the Jettson Realty litigation.

     DIGITAL HOLLYWOOD, INC. Beginning in March 1996, the Company made advances to Digital Hollywood, Inc. in the aggregate amount of approximately $139,000. Digital Hollywood is a corporation owned by Mr. Mark C. Koz, the Company's president, and was formed to make and distribute a musical video recorded on a digital video disk ("DVD") utilizing MPEG-2 compliant compression technology. Digital Hollywood was unable to sell its video and because all of Digital Hollywood's assets were secured by another lender, the Company wrote-off its advances. Digital Hollywood, Mark Koz, the Company and Decorah Company are currently in litigation.

     With respect to each transaction between the Company and an affiliate of the Company, the Company believes that such transactions were on terms at least as favorable to the Company as they would have been had they been consummated with unrelated third parties under similar circumstances.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     3.1 Certificate of Incorporation, as amended, of the Company (originally filed as exhibit 2.1){(1)}
     3.2   Amended  and  Restated  Bylaws of the Company (originally  filed  as exhibit 2.2){(1)}
     10.1 Plan and Agreement of Reorganization, dated February 27, 1997, as amended April 1, 1997 and May 14, 1997, between the Company and Sierra Vista (originally filed as exhibit 6.1){(1)}
     10.2 License Agreement, dated as of March 7, 1996, between the Company and FutureTel (originally filed as exhibit 6.2){(1)}
     10.3 Employment Agreement with Mark C. Koz, dated as of May 15, 1997 (originally filed as exhibit 6.3){(1)}
     10.4 Employment Agreement with F. James Anderson, dated as of May 15, 1997 (originally filed as exhibit 6.4){(1)}
     10.5 Escrow Agreement and Instructions between the Company, Sierra Vista and Bartel Eng Linn & Schroder, dated as of February 27, 1997 (originally filed as exhibit 6.5){(1)}
     10.6 Lease between Cooperage-Rose Properties II and the Company (originally filed as exhibit 6.6){(1)}
     10.7  Credit Facility Agreement between the Company and  Micro  Technology
           S.A.,  dated  as  of  July  1,  1997  (originally  filed  as exhibit
           6.7){(1)}
     10.8 Security Agreement between the Company and Micro Technology S.A., dated as of July 1, 1997 (originally filed as exhibit 6.8){(1)}
     10.9 Convertible Debenture Purchase Agreement, dated as of December 22, 1997, with JNC (originally filed as exhibit 6.9){(2)}
     10.10 7% Convertible Debentures, due December 22, 2002, payable to JNC (originally filed as exhibit 6.10){(2)}

     10.11 Registration Rights Agreement, dated as of December 22, 1997, with JNC (originally filed as exhibit 6.11){(2)}
     10.12 Escrow Agreement, dated December 22, 1997, between the Company, JNC and Robinson Silverman Pearce Aronsohn & Berman LP (originally filed as exhibit 6.12){(2)}
     10.13 Warrants dated December 22, 1997, to purchase up to 500,000 shares of Common Stock held by JNC (originally filed as exhibit 6.13){(2)}
     10.14 Warrants dated December 22, 1997, to purchase up to 250,000 shares of Common Stock held by Cardinal (originally filed as exhibit 6.14){(2)}
     10.15 Addendum to Credit Facility, dated December 18, 1997, with Micro Technology S.A. (originally filed as exhibit 6.15){(2)}
     10.16 Settlement Agreement between the Company and Mark Koz (originally filed as exhibit 6.16){(3)}
     10.17 Joint Venture contract between the Company and CRI, dated September 13, 1997 {(3)}
     10.18 Accord and satisfaction and Release Agreement between the Company and Technical Systems Associates, Inc., dated January 16, 1998 {(3)}
     10.19 Employment  Agreement  with  Thomas  E.  Burke, dated March 23, 1998
           {(3)}
     10.20 1996 Incentive and Nonstatutory Stock Option Plan (originally filed as exhibit 3.1){(1)}
     10.21 Voting Agreement of InnovaCom, Inc., dated February 27, 1997, and amended as of April 1, 1997, May 14, 1997, June 10, 1997, and December 1, 1997, between Mark Koz and 507784 BC Ltd. (originally filed as exhibit 5.1){(1)}
     16.1  Letter regarding change in certifying accountant{(3)}
     21.1  Subsidiary of the small business issuer{(3)}
     27.1  Financial Data Schedule

     (1)   Previously filed with the Company's Form 10-SB on December 12, 1997
     (2) Previously filed with the Company's Registration Statement on Form SB-2 filed on February 9, 1998.
     (3) Previously filed with the Company's Pe-Effective Amendment No. 1 to Registration Statement on form SB-2 filed o April 15, 1998.

     (b) Reports on Form 8-K.

     None

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 InnovaCom, Inc.

                                     MARK C. KOZ

                                 By:  Mark C. Koz, President


In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 31, 1998                   MARK C. KOZ

                                 Mark C. Koz, President  and  Chairman  of  the
                                 Board   of   Directors   (Principal  Executive
                                 Officer)


March 31, 1998                   STANTON R. CREASEY

                                 Stanton R. Creasey, Chief Financial Officer (Principal Financial and Accounting Officer)


March 31, 1998                   TONY LOW

                                 Tony Low, Director


March 31, 1998                   F. JAMES ANDERSON

                                 F. James Anderson, Director


March 31, 1998                   ROBERT SIBTHORPE

                                 Robert Sibthorpe, Director


March 31, 1998                   JOHN CHAMPLIN

                                 John Champlin, Director

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          PAGE

INDEPENDENT AUDITOR'S REPORT                                               F-2

CONSOLIDATED BALANCE SHEET - December 31, 1997                             F-3

CONSOLIDATED  STATEMENTS  OF OPERATIONS - For the
Years Ended December 31, 1997 and 1996, and For the
Period from March 3, 1993 (inception) to December 31, 1997                 F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) -
For the Period from March 3, 1993 (inception) to December 31, 1997         F-5

CONSOLIDATED STATEMENTS OF  CASH  FLOWS - For the Years Ended
December 31, 1997 and 1996, and For the Period from March 3, 1993
(inception) to December 31, 1997                                           F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-11

                        INDEPENDENT AUDITOR'S REPORT



The Stockholders and Board of Directors
InnovaCom, Inc. and Subsidiaries (a Development Stage Enterprise)
Santa Clara, California

We have audited the accompanying consolidated balance sheet of InnovaCom, Inc. and subsidiaries (a Development Stage Enterprise) as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1997 and 1996, and for the period from March 3, 1993 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InnovaCom, Inc. and subsidiaries (a Development Stage Enterprise) as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, and for the period from March 3, 1993 (inception) to December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, and as of December 31, 1997 has negative working capital of
$1,454,500, and has a stockholders deficit of $2,900,434, that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


HEIN + ASSOCIATES LLP
Certified Public Accountants

Orange, California
February 6, 1998, except for the last paragraph of Note 14, which is as of March 23, 1998

                     INNOVACOM, INC. AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE ENTERPRISE)

                        CONSOLIDATED BALANCE SHEET


                                                                  DECEMBER 31,
                                                                        1997
                          ASSETS
CURRENT ASSETS:
  Cash                                                            $  4,148,434
  Cash - restricted                                                      8,480
  Prepaid and other expenses                                           176,627
                                                                 -------------
  Total current assets                                               4,333,541

PROPERTY AND EQUIPMENT, net                                            772,457
FILM RIGHTS AND FILM COST INVENTORY                                    277,500
DEBT ISSUANCE COSTS, net of accumulated
  amortization of $3,295                                               664,815
ACQUISITION COSTS                                                       68,364
DEPOSITS                                                                89,879
                                                                   -----------
TOTAL ASSETS                                                       $ 6,206,556
                                                                   ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable - related parties                                  $ 4,091,174
  Accounts payable                                                     691,247
  Accrued liabilities                                                1,005,620
                                                                   -----------
  Total current liabilities                                          5,788,041
LONG-TERM DEBT, less unamortized discount of
  $1,681,051                                                         3,318,949
                                                                    ----------
  Total liabilities                                                  9,106,990
                                                                    ----------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 9)                                -
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value, 50,000,000 shares
  authorized, 21,061,897 shares issued and 20,561,897
  outstanding                                                           20,562
  Warrants                                                             968,578
  Additional paid-in capital                                        15,129,201
  Deficit accumulated during development stage                     (19,018,775)
                                                                  -------------
  Total stockholders' (deficit)                                     (2,900,434)
                                                                  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $  6,206,556
                                                                  =============

    SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                     INNOVACOM, INC. AND SUBSIDIARIES
                     (A DEVELOPMENT STAGE ENTERPRISE)

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 MARCH 3, 1993
                                                   FOR THE YEARS ENDED          (INCEPTION) TO
                                                      December 31,               DECEMBER 31,
                                             1997                   1996             1997

REVENUES                                $    149,000              $         -   $    149,000
                                        ------------              ------------  ------------
COSTS AND EXPENSES:
  Costs of goods sold                         52,538                        -         52,538
  Research and development                 4,388,180                 2,711,028     7,099,208
  Production expenses                         36,235                        -         36,235
  Selling, general and administrative      5,285,493                 5,441,088    10,726,581
                                        ------------               -----------  ------------
    Total costs and expenses               9,762,446                 8,152,116    17,914,562
                                        ------------               ------------ ------------
OPERATING LOSS                            (9,613,446)                (8,152,116) (17,765,562)
                                        ------------               ------------ -------------
OTHER INCOME (EXPENSE):
  Interest income                            10,462                      1,622        12,084
  Interest expense                       (1,214,237)                   (10,611)   (1,224,848)
  Loss on disposal of
  property and equipment                     (2,559)                         -        (2,559)
  Other income (expense)                         -                     (31,490)      (31,490)
                                        -----------                  ----------- ------------
                                         (1,206,334)                   (40,479)   (1,246,813)
                                        -----------                  ----------- ------------
LOSS BEFORE INCOME TAX EXPENSE          (10,819,780)                (8,192,595)  (19,012,375)

INCOME TAX EXPENSE                            3,200                        800         6,400
                                        -----------                 -----------  ------------
NET LOSS                               $(10,822,980)              $ (8,193,395) $(19,018,775)
                                       ------------                 -----------  ------------
BASIC AND DILUTED NET LOSS PER SHARE   $       (.60)              $       (.98)
                                       ============                 ===========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                             17,895,305                  8,361,597
                                       ============                  =========

 SEE   ACCOMPANYING  NOTES  TO  THESE  CONSOLIDATED  FINANCIAL STATEMENTS.

                                    INNOVACOM, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE ENTERPRISE)

                   CONSOLIDATED    STATEMENT   OF   STOCKHOLDERS'   EQUITY
                                             (DEFICIT)

                                                                                                      DEFICIT
                                                                                                    ACCUMULATED          TOTAL
                                                                                  ADDITIONAL          DURING         STOCKHOLDERS'
                            COMMON STOCK                                            PAID-IN         DEVELOPMENT         EQUITY
                              SHARES            AMOUNT           Warrants           CAPITAL            STAGE           (Deficit)
COMMON STOCK, issued to
form company at
$0.0017 per share
(March 1993)                 5,100,000        $     5,100       $  -              $     3,400       $      -          $    8,500
Net loss                           -                    -          -                       -            (800)               (800)
                             ---------        -----------       ----------        ------------      ----------        -----------
BALANCES, December 31,
1993                         5,100,000              5,100          -                    3,400           (800)              7,700
Net loss                           -                    -          -                       -            (800)               (800)
                             ---------        -----------       -----------       -------------     ----------        -----------
BALANCES, December 31,
1994                         5,100,000              5,100          -                    3,400         (1,600)              6,900
Net loss                           -                    -          -                       -            (800)               (800)
                             ---------         ----------        -----------      -------------     ----------        -----------
BALANCES, December 31,
1995                         5,100,000              5,100          -                    3,400         (2,400)              6,100

Issuance of common stock
at $0.50 per share to
directors for services
performed (March 1996)         900,000                900          -                  449,100             -              450,000

Acquisition of Jettson
Realty Development
Inc. at $0.30 per
share (June 1996)              561,069                561           -                 168,184             -              168,745

Sale of common stock,
net of expenses at
$0.16 per share
(July 1996)                 4,620,015               4,620          -                  715,380             -               720,000

Issuance of common
stock at $0.50 per
share to employees
for services performed
(July 1996)                  500,000                  500          -                  249,500             -               250,000


Issuance of common
stock at $1.36 per
share for consulting
services performed
(July 1996)                 250,000                   250          -                  388,960             -               389,210

Sale of common stock
at $5.00 per share,
net of expenses
(October 1996)              280,000                   280          -                 1,399,720            -             1,400,000

Compensation
recognized upon
issuance of stock
options                          -                      -           -                2,493,873            -             2,493,873

Contribution of
Product License                  -                      -            -               1,275,000             -            1,275,000

Net loss                         -                      -            -                      -        (8,193,395)       (8,193,395)
                         -----------               --------      --------           -----------    --------------     -------------
BALANCES, December 31,
(1996)                   12,211,084                 12,211            -              7,143,117       (8,195,795)       (1,040,467)

Issuance of common
stock in exchange
for technology at
$5.00 per share
(January 1997)             100,000                     100            -                499,900             -              500,000

Sale of common
stock, net of
expenses at $2.90
per share
(February 1997)            229,310                      229            -               664,771              -             665,000

Acquisition of
Sierra Vista
net of expenses
at $0.37 per share
(May 1997)               8,514,500                    8,515             -            3,158,283              -           3,166,798


Issuance of common
stock at $2.43 per
share for legal
services rendered
(June 1997)                  7,003                        7              -              16,976              -              16,983


Shares returned per
settlement agreement
at par value              (500,000)                    (500)             -                 500              -              -

Warrants issued with
sale of convertible
debentures
(December 1997)                 -                         -         968,578                  -              -             968,578

Allocation of proceeds
from notes payable and
long-term liabilities
due to beneficial
conversion features             -                         -              -            2,086,988             -           2,086,988

Compensation recognized
upon issuance of stock
options                         -                         -              -            1,558,666             -           1,558,666

Net loss                        -                         -              -                   -      (10,822,980)      (10,822,980)
                          ----------               ----------     ----------         -----------    ------------      ------------
BALANCES, December 31,
1997                      20,561,897               $    20,562    $  968,578         $15,129,201    $(19,018,775)     $(2,900,434)
                          ==========               ===========    ==========         ============   =============     ============


SEE  ACCOMPANYING  NOTES  TO  THESE  CONSOLIDATED  FINANCIAL STATEMENTS.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        MARCH 3, 1993
                                                 FOR THE YEARS ENDED                   (INCEPTION) TO
                                                      DECEMBER 31,                     DECEMBER 31,
                                               1997                1996                    1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                               $  (10,822,980)     $   (8,193,395)        $  (19,018,775)
                                         ---------------     ---------------        ---------------
 Adjustments to reconcile net
   loss to net cash used in
   operating activities:

   Depreciation and amortization                173,656              21,175                194,831
   Loss on disposal of property and
     equipment                                    2,559                  -                   2,559
   Interest related to beneficial
     conversion features of notes
     payable and long-term liabilities        1,101,107                  -               1,101,107
   Compensation recognized upon               3,648,083
     issuance of stock or stock options       1,575,649           3,648,083              5,223,732
   Contribution of product license                   -            1,275,000              1,275,000
   Write down of purchased incomplete
     research and development                   500,000                  -                 500,000
   Write-off of related party
     receivable                                  45,532             94,062                 139,594
   Changes in operating assets and
     liabilities:
     Cash-restricted                              1,026             (9,507)                 (8,481)
     Prepaid and other expenses                (173,427)             5,300                (176,627)
     Film rights and film cost inventory        (27,500)                -                  (27,500)
     Deposits                                   (70,581)           (19,298)                (89,879)
     Accounts payable                           296,961            394,286                 691,247
     Accrued liabilities                        291,680            814,100               1,108,180
                                            ------------       ------------           -------------
     Net adjustments                          3,716,662          6,223,201               9,933,763
                                            ------------       ------------           -------------
       Net cash used in operating            (7,106,318)        (1,970,194)             (9,085,012)
                                            ------------       -------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash received in acquisition of
      Sierra Vista Entertainment              2,916,798                -                 2,916,798
    Cost incurred for organization of
      joint venture                             (68,364)               -                   (68,364)
    Advance to related party                    (45,532)           (94,062)               (139,594)
    Purchases of property and
      equipment                                (768,181)          (205,166)               (973,347)
    Proceeds from sale of assets                  3,500                -                     3,500
                                            -------------        -----------          --------------
       Net cash provided by (used in)
         inveseting activities                2,038,221            (299,228)             1,738,993
                                            -------------        -----------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                (38,574)             38,574                      -
  Proceeds from sale of common stock            665,000           2,224,170              2,897,670
  Proceeds from notes payable                 3,981,512             106,478              4,087,990
  Net proceeds from sale of debenture
    with detachable warrants                  4,608,593                  -               4,608,593
  Principal payments on notes payable               -              (99,800)               (99,800)
                                             ----------           ----------          --------------
      Net cash provided by financing
        activities                            9,216,531           2,269,422             11,494,453
                                             ----------           ----------          ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS     4,148,434                   -              4,148,434

CASH AND CASH EQUIVALENTS,
  beginning of period                                -                    -                      -
                                          -------------            ----------         -------------
CASH AND CASH EQUIVALENTS,
  end of period                           $  4,148,434           $        -           $  4,148,434
                                          =============           ===========         =============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash payments for:
    Interest                              $          -            $    9,079          $      9,079
                                          =============           ===========         ============
    Income taxes                          $      4,800            $        -          $      4,800
                                          =============           ===========         =============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Net assets acquired, net of cash,
     through acquisition of Sierra
     Vista Entertainment                  $    250,000             $        -         $    250,000
                                          =============            ===========        =============
   Return of 500,000 shares of
     common stock per settlement
     agreement                            $        500             $        -         $        500
                                          =============            ===========        =============
   Acquisition of technology
     for stock                            $    500,000             $        -         $    500,000
                                          =============            ===========        =============

     SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                    INNOVACOM, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE ENTERPRISE)

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF OPERATIONS:

         InnovaCom, Inc. ("the Company") was formed to develop, manufacture and/or supply Very Large Scale Integrated Circuits ("VLSI") and other related products for the specific application of broadcast quality encoded video using the Second Generation Standard of the Motion Picture Experts Group standard for video and audio compression ("MPEG-2"). The Company employs VLSI to create an MPEG-2 digital video encoding system on a chip.

         The Company was formed pursuant to a business reorganization effective July 10, 1996 between Jettson Realty Development, Inc. ("JRD"), a Nevada corporation formed in 1990 and InnovaCom Corp. (InnovaCom Florida), a Florida corporation formed in 1993. Under the reorganization, JRD issued 6,000,000 previously unissued restricted common shares in exchange for all of the issued and outstanding common stock of InnovaCom Florida. JRD's board of directors then changed the name of JRD to InnovaCom, Inc. and InnovaCom Florida became its wholly owned subsidiary. Prior to the reorganization, JRD had no operations. This transaction was accounted for as a reverse acquisition of JRD by InnovaCom Florida.

         On May 14, 1997, the Company acquired 100% of the issued and outstanding shares of Sierra Vista Entertainment, Inc., a Nevada Corporation ("Sierra Vista"), solely in exchange for common stock of the Company. Sierra Vista was originally incorporated under the name of Simone Anderson Productions under the laws of the state of Nevada on April 3, 1996. Simone Anderson Productions changed its name to Sierra Vista Entertainment, Inc. on February 21, 1997. Sierra Vista was formed to produce, acquire, and distribute low-budget feature films. The Company agreed to acquire all of the issued and outstanding shares of common stock of Sierra Vista for 8,514,500 previously unissued shares of common stock of the Company. The agreement between the Company and Sierra Vista obligates the Company to use its best efforts to register the shares issued in the acquisition with the SEC. The agreement calls for the Board of Directors to consist of six members; three to be nominated by the Company and three to be nominated by Sierra Vista, and the nominations approved by all shareholders. The transaction was accounted for as a purchase. Management believes that this transaction is a capital transaction in substance rather than a business combination. Therefore, no goodwill has been recorded. Sierra Vista had no material activity prior to the merger, therefore, the statements presented for the year ended December 31, 1997 resemble those that would be shown in a proforma.


2.       SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         STATEMENT OF CASH FLOWS - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                                    INNOVACOM, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE ENTERPRISE)

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives (3 years) of the respective assets. The cost of normal maintenance and repairs is charged to operations as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of fixed assets sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

         FILM RIGHTS AND FILM COST INVENTORY - Film rights are stated at the fair market value of the stock issued upon contribution to the Company, which has become the cost of the assets, and consists of screen plays, foreign films, and other materials related to the film industry. Such amounts will be amortized to expense over their estimated useful lives. In compliance with Financial Accounting Standards Board (FASB) Statement Number 53 "Financial Reporting by Producers and Distributors of Motion Picture Films," the Company has capitalized production costs as film cost inventory. Such amounts will be amortized using the individual - film - forecast - computation method. Currently the Company has only incurred costs related to story rights and scenarios.

         DEBT ISSUANCE COSTS - Debt issue costs represent the offering costs associated with the sale of the debentures (See Note 7) and are being amortized using the interest method over the life of the debentures.

         ACQUISITION COSTS - Acquisition costs represent the cost incurred to date for the organization of the joint venture. (See Note 9) Such costs will be considered additional purchase price if the joint venture is ultimately formed, or otherwise charged to expense.

         RESEARCH AND DEVELOPMENT COSTS - Research and Development costs are charged to operations in the period incurred.

         INCOME TAXES - The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

         The Company's financial statements are based upon a number of significant estimates, including the estimated useful lives selected for property and equipment, amortization of film cost inventory and other assets, and the adequacy of valuation allowances. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that these estimates will be further revised in the near term and such revisions could be material.

                              INNOVACOM, INC. AND SUBSIDIARIES
                              (A DEVELOPMENT STAGE ENTERPRISE)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         IMPAIRMENT OF LONG-LIVED ASSETS - In the event that facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

         STOCK-BASED  COMPENSATION   -   The  Company  has  elected  to  follow
         Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25) and related interpretations in accounting for its employee stock options. In accordance with FASB123 entitled "Accounting for Stock-Based Compensation", the Company will disclose the impact of adopting the fair value accounting of employee stock options. Transactions in equity instruments with non-employees for goods or services have been accounted for using the fair value method prescribed by FASB123.

         CONCENTRATIONS OF CREDIT RISK - Credit Risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or groups of counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions. In accordance with FASB105 entitled "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," the credit risk amounts shown in Note 10 do not take into account the value of any collateral or security.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The estimated fair values for financial instruments, under FASB107 entitled "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS", are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes all cash, accounts payable, long-term debt, and other debt, approximates the carrying value in the consolidated financial statements at December 31, 1997.

         EARNINGS PER SHARE - In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share"
         (FASB128). FASB128 provides for the calculation of "basic" and "diluted" earnings per share versus primary and fully diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company has implemented this statement for the current year and has appropriately reflected the adoption in the statement of operations. The results of operations and financial position were unaffected by this implementation.

         IMPACT  OF RECENTLY  ISSUED  STANDARDS  -  The  FASB  recently  issued
         Statement of Financial Accounting Standards 130 "Reporting Comprehensive Income" (FASB130) and Statement of Financial Accounting Standards 131 "Disclosures About Segments of an Enterprise and Related Information" (FASB131). FASB130 establishes standards for reporting

                                INNOVACOM, INC. AND SUBSIDIARIES
                                (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, FASB130 requires that all components of comprehensive income shall be classified based on their nature and shall be reported in the financial statements in the period in which they are recognized. A total amount for comprehensive income shall be displayed in the financial statements where the components of other comprehensive income are reported. FASB131 supersedes Statement of Financial Accounting Standards 14 "Financial Reporting for Segments of a Business Enterprise." FASB131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. FASB131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

         FASB130 and FASB131 are effective for financial statement for period beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.


3.       BASIS OF PRESENTATION:

         The financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. However, there is substantial doubt about the Company's ability to continue as a going concern because of the magnitude of its loss of $10,822,980 for the year ended December 31, 1997, and its negative working capital of $1,454,500 and its stockholder's deficit of $2,900,434 as of December 31, 1997. The Company's continued existence is dependent upon its ability to raise substantial capital, to generate revenues and to significantly improve operations.

         Management has taken several actions in response to these conditions. In May 1997, the Company acquired Sierra Vista in exchange for shares of its common stock (See Note 1). As a condition of completing the transaction, Sierra Vista raised approximately $3,000,000 in a private placement of its common stock, of which in excess of $2,000,000 was allocated for the Company's operations. In June 1997, the Company obtained a $5,000,000 convertible debt facility from a shareholder (See Note 6). In December 1997, the Company sold $5,000,000 of 7% convertible debentures through a private placement
         (See Note 7). Management believes that these actions will allow the Company to continue as a going concern.

         Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

                              INNOVACOM, INC. AND SUBSIDIARIES
                              (A DEVELOPMENT STAGE ENTERPRISE)

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       PROPERTY AND EQUIPMENT:

         Property and equipment consists of the following:

                                                  DECEMBER 31,
                                                     1997
                                                     ----
Computer and equipment                            $ 897,079
Office equipment and furniture                       69,233
                                                  ---------
                                                    966,213
   Accumulated depreciation                         193,855
                                                  ---------
                                                  $ 772,457
                                                  =========
5. ACCRUED LIABILITIES:

   Accrued liabilities consists of the following:

                                                  DECEMBER 31,
                                                     1997
                                                     ----

Accrued payroll and benefits                    $   377,841
Accrued consulting                                  216,402
Other                                               411,378
                                                -----------
                                                $ 1,005,621
                                                ===========

6. NOTES PAYABLE - RELATED PARTIES:

Note payable - shareholder bearing
interest at 10%, secured by all assets
of the Company.                                   $ 4,083,247

Note payable - related party in the
original amount of $50,000 bearing
interest at 18%, collateralized by
certain stock of the Company, due on                    7,927
demand (See Note 9)
                                                  -----------
                                                  $ 4,091,174
                                                  ===========

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note payable - shareholder is related to a revolving convertible debt facility with a shareholder that calls for maximum outstanding principal balance not to exceed $5,000,000, bearing interest at 10%. The balance includes all borrowing and accrued interest outstanding. The debt is convertible into common stock at 80% of the market price for a share of common stock at the time a draw is funded. The Company has recorded interest expense and additional paid-in capital totaling $1,020,812 equal to the intrinsic value of the beneficial conversion feature of the debt. The principal and any unpaid interest are due June 1998.


7. LONG-TERM DEBT:

   In December 1997, the Company issued $5,000,000 of 7% convertible debentures, with two detachable warrants due December 2002. The net proceeds from the issuance totaled $4,608,593 and are being used for operations.

   The sales price of the debenture was allocated between the debt securities and the detachable warrants based on their relative fair values. In addition to the $391,407 of offering costs paid, a third warrant was issued as a finders fee. The third warrant entitles the holder to purchase 250,000 shares of the Company's common stock at a price of $2.43 per share and expires December 2002. The total offering costs have been allocated proportionately between the debentures and detachable warrants.

   Each of the two warrants attached to the debt securities entitle the holder to purchase up to 250,000 shares of the Company's common stock. The exercise price of warrant one is $3.00 per share and for warrant two is $4.00 per share. Both warrants expire December 2002.

   The debentures are convertible into shares of common stock as follows:

        1) 33% of the aggregate principal amount upon the earlier of (a) effective date of registration of the shares or (b) the 120th day after the Original Issue Date;

        2) 33% of the aggregate principal amount at any time prior to the 150th day after the Original Issue Date; and

        3) The balance any time after the 150th day after the Original Issue Date and prior to the closing on the maturity date.

   The conversion price to be used to determine the number of shares of common stock into which the debentures can be converted is the lesser of (1) $3.47 per share or (2) the applicable percentage multiplied by the average market price calculated on the conversion date. The applicable percentages are as follows:

        1) 85% of the average market price for any conversion prior to 120th day after the Original Issue Date;

                                    INNOVACOM, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE ENTERPRISE)

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        2) 82.5% of the average market price for any conversion on or after the 120th day and prior to 150th day after the Original Issue Date; and

        3) 80% of the average market price for any conversion after the 150th day after the Original Issue Date.

   The Company must maintain a minimum trading volume of its common stock and must register the shares of common stock issuable upon conversion of the debentures, payment of interest thereon and exercise of the warrants.

   Interest is payable quarterly and may be paid with cash or registered shares of common stock. Accrued interest in the amount of $8,069 is included in accrued liabilities at December 31, 1997.

   The outstanding balance of the debentures of $3,318,949 as of December 31, 1997 has been reduced from the face amount due to allocation of the relative fair value of the detachable warrants and the beneficial conversion feature. The discount totalled $1,758,051 and is being amortized using the interest method. Amortization of the discount totalled $77,000 for the year ending December 31, 1997 and is included in interest expense. The amount related to the warrants ($691,875) is being amortized over the life of the debenture of 5 years. The discount related to the beneficial conversion feature ($1,066,176) is being amortized over the conversion period.


8. STOCKHOLDERS' EQUITY:

   In March 1996, the Company granted 900,000 shares of common stock to two directors for services performed in 1996. The Company has recognized $450,000 in compensation expense related to their services for the year ended December 31, 1996. The shares were valued by the Board of Directors, and the 900,000 shares of common stock are the subject of current litigation. (See Note 9)

   In March 1996, a company controlled by the Company's president contributed a license to the Company. The Company recorded the license at the cost recorded by the contributing company of $1,275,000. (See Note 9, Commitments and Contingencies, Product License.)

   In July 1996, the Company issued 500,000 shares of common stock to certain officers and directors of JRD for services rendered. The Company has recognized $250,000 in compensation expense related to these services for the year ended December 31, 1996. The shares were valued by the Board of Directors, and the 500,000 shares of common stock are the subject of current litigation (See Note 9).

   In October, 1996, the Company adopted the 1996 Incentive and Nonstatutory Stock Option Plan (the 1996 Plan) covering 1,500,000 shares. In 1997 this was increased to 3,000,000 shares pending shareholder approval. Under the plan, the Company can grant to key employees, directors, and consultants either incentive, non-statutory, or performance based stock options. The price of the options granted pursuant to the plan shall not be less than 100% of the fair market value of the shares on the date of grant. The board of directors will decide the vesting period of the options, if any, and no option will be exercisable after ten years from the date granted. Prices

                          INNOVACOM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   for incentive options granted to employees who own 10% or more of the Company's stock are at least 110% of market value at date of grant.

   During 1996, the Company issued 380,000 shares of common stock and options to purchase 1,099,500 shares of common stock to consultants for services rendered. The options were granted with exercise prices ranging from $0.001 to $3.00 per share, vesting throughout 1999 and expire from one to five years after the date of grant. The majority of these options were granted as a form of compensation to the consultants, and the exercise price was determined by the then Board of Directors. Of the options granted, 369,500 were granted under the 1996 Plan and 700,000 were granted for services rendered in connection with a private placement of the Company's common stock. Certain of these options are the subject of litigation (See Note 9). The Company has recognized $2,292,406 in compensation expense related to these services for the options and $389,210 for the stock for the year ended December 31, 1996. The 369,500 options granted under the Plan were forfeited during 1997.

   In October 1996, the Company granted non-plan options to purchase 3,500,000 shares of common stock to three individuals who are officers, directors and shareholders of the Company. The options were granted with an exercise price of $3.00 per share and expire in October 2001. The options vest as follows: 1,166,666 vest if fiscal 1997 revenues exceeds $5,000,000, 1,166,667 vest if fiscal 1998 revenue exceeds $25,000,000 and 1,166,667 vest if fiscal 1999 revenue exceeds $50,000,000. The 1,166,666 options related to 1997 expired due to lack of performance. These options are the subject of litigation. (See Note 9)

   In January 1997, the Company purchased the rights to certain proprietary technology from a third party in exchange for 100,000 shares of the Company's common stock. This technology was valued at $500,000 or $5.00 per share which was the current market value of the Company's common stock. At December 31, 1997, the $500,000 of the technology cost is included in research and development costs.

   During 1997 and 1996, the Company granted options under the 1996 plan to purchase 1,278,640 shares of common stock to employees who were hired in 1997 and 1996. The options were granted with exercise prices ranging from $0.50 to $3.75 per share, expire in 2002 and vest over three years from the date of hire. The Company has recognized $509,354 and $201,467 in compensation expense related to services provided for the years ending December 31, 1997 and 1996, respectively. During 1997, 171,050 of these options were forfeited.

   In April 1997, the Company granted options to purchase 100,000 shares of common stock for $3.375 per share for a term of three years in exchange for consulting services. Compensation expense in the amount of $272,480 was recognized during the year ended December 31, 1997 for services provided.

   In May 1997, the Company granted options to purchase 1,000,000 shares of common stock under the 1996 Plan to an officer. The options were granted with exercise prices ranging from $2.75 to $4.75 per share. 200,000 options vested upon grant, the remainder vest upon attainment of certain performance criteria.

                                    INNOVACOM, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE ENTERPRISE)

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   In July 1997, the Company granted 122,160 options to purchase common stock for prices ranging from $0.50 to $3.00 per share for consulting services rendered. Consulting expense in the amount of $374,295 was recorded for the year ending December 31, 1997.

   In July 1997, the Company retained the services of an investment advisor to assist in raising up to $15,000,000 in a private placement. In connection with these services, the Company granted options to purchase 400,000 shares of common stock under the Plan at $2.50 per share. 200,000 of the options were exercisable upon grant, the remainder will be exercisable upon the successful completion of a $15,000,000 private placement.

   In October 1997, the Company granted options to purchase 261,233 shares of common stock to employees under the 1996 Plan. The options were granted with an exercise price equal to market, $3.0625 per share. The options expire in 2002 and vest over three years or upon attainment of certain performance criteria. As of December 31, 1997, 65,500 of these options were forfeited.

   In November 1997, the Company granted options to purchase 105,000 shares of common stock to employees under the 1996 Plan. The options were granted with an exercise price equal to market, $2.5938 per share. The options expire in 2002 and vest over three years or upon a specific date.

   In November 1997, the Company granted non-plan options to purchase 1,500,000 shares of common stock to directors of the Company. The options were granted with an exercise price equal to market, $2.5938 per share, and expire in 2002. The options vest evenly over three years.

   In December 1997, the president of the Company returned 500,000 shares of common stock originally issued at par value. The stock was returned to settle any potential claims the Company may hold against him relating to the November 10, 1997 legal action described in Note 9. The return of these shares was recorded based on their original issue cost.

                                    INNOVACOM, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE ENTERPRISE)

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The  following table sets forth activity for all options granted  under  the
   Plan:

                                                              AVERAGE
                                                          EXERCISE PRICE
                                   Number                    PER SHARE
                                   ------                 ---------------
OUTSTANDING, from
inception                               -                $         -
                                ----------               ----------------
  through December 31,1995
  Granted                          369,500                       1.62
  Forfeited                             -                          -
  Exercised                             -                          -
                                ----------                ---------------
BALANCE, December 31, 1996         369,500                       1.62
  Granted                        3,044,873                       2.60
  Forfeited                       (606,050)                      1.84
  Exercised                              -                         -
                                ----------                ---------------
BALANCE, December 31, 1997       2,808,323                 $      2.63
                                ==========                ===============

   Presented below is a comparison of the weighted average exercise price and market price of the Company's common stock on the grant date for all options granted under the 1996 Plan during the year ended December 31, 1997.

                                                     1997
                                  NUMBER            EXERCISE          MARKET
                                  of Shares          Price             Price
Market price equal to
   exercise price               1,064,533          $   3.00          $   3.00
Market price greater than
   exercise price                 940,340          $   1.37          $   3.39
Exercise price greater than
   market price                 1,040,000          $   3.29          $   2.53

                                    INNOVACOM, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE ENTERPRISE)

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   At December 31, 1997 options to purchase 958,557 shares were exercisable at prices ranging from $0.50 to $3.375 per share. The remaining 1,849,766 options outstanding become exercisable as follows:

                                                                    WEIGHTED
                                          NUMBER OF                  AVERAGE
 YEAR ENDING DECEMBER 31,                  SHARES               EXERCISE PRICE
           1998                          1,337,647                 $ 3.04
           1999                            340,666                   1.44
           2000                            171,453                   2.99
                                         ---------                 ------
                                         1,849,766                 $ 2.74
                                         =========                 ======
   If not previously exercised, all options outstanding will expire during the year ended December 31, 2002.

   The following is a summary of all of the activity for non-plan options:

                                                                  WEIGHTED
                                          NUMBER OF             AVERAGE PRICE
                                           Shares                 Per Share
OUTSTANDING, from inception
   through December 31, 1995                     -                 $        -
   Vested options granted to
       consultants                         730,000                       2.90
   Performance options
       granted to officers               3,500,000                       3.00
   Vested options exercised by
       consultants                         (30,000)                      0.50
                                         ----------                ----------
BALANCE, December 31, 1996               4,200,000                       3.00
   Vested options granted to
       consultants                         217,500                       2.89
   Options granted to consultants            4,660                        .50
   Options granted to directors          1,500,000                       2.59
   Expired/cancelled options            (1,171,667)                      3.00
                                        -----------                -----------
BALANCE, December 31, 1997               4,750,493                 $     2.86
                                        ===========                ===========

                                    INNOVACOM, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE ENTERPRISE)

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Presented below is a comparison of the weighted average exercise price and market price of the Company's common stock on the grant date for all non-plan options granted during the year ended December 31, 1997:

                                                 1997
                                     NUMBER            EXERCISE        MARKET
                                    of Shares            Price         Price
Market price equal to
  exercise price                   1,602,500          $    2.64      $    2.64
Market price greater than
  exercise price                     119,660          $    2.43      $    4.19
Exercise price greater than
  market price                          -             $     -        $     -

   At December 31, 1997 options to purchase 914,220 shares were exercisable at prices ranging from $0.50 to $3.37 per share. The remaining 3,836,273 options outstanding become exercisable as follows:

                                                             WEIGHTED
      YEAR ENDING                    NUMBER OF                AVERAGE
      DECEMBER 31,                    Shares               Exercise Price
         1998                       1,668,888             $    2.87
         1999                       1,667,387                  2.88
         2000                         499,998                  2.59
                                    ---------             ---------
                                    3,836,273             $    2.84
                                    =========             =========

   If not previously exercised, all options will expire during the year ended December 31, 2002.

   As stated in Note 2, the Company has not adopted the fair value accounting prescribed by FASB123 for employees. Had compensation cost for stock options issued to employees been determined based on the fair value at grant date for awards in 1997 and 1996 consistent with the provisions of FASB123, the Company's net loss and net loss per share would have been adjusted to the proforma amounts indicated below:

                                       1997                       1996

Net loss                           $ (12,352,083)            $ (8,229,908)
                                   ==============            =============
Net loss per common share          $        (.69)            $       (.98)
                                   ==============            =============

   The fair value of each option is estimated on the date of grant using the present value of the exercise price and is pro-rated based on the percent of time from the grant date to the end of the vesting period. The weighted-

                               INNOVACOM, INC. AND SUBSIDIARIES
                               (A DEVELOPMENT STAGE ENTERPRISE)

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   average fair value of the options on the grant date for 1997 and 1996 was $2.10 and $3.22 per share, respectively. The following assumptions were used for grants in 1997 and 1996: risk-free interest rates of 6.22% and 6.17%, respectively; expected lives of three years; dividend yield of 0%; and expected volatility of 144.0% and 164.7%, respectively.


9. COMMITMENTS AND CONTINGENCIES:

   In June 1997, the Company entered into an agreement with a foundry company in anticipation of manufacturing the Company's single chip MPEG-2 encoder. The agreement calls for payment of $225,000 for design and manufacture of the chip. As of December 31, 1997, the Company made a $90,000 non-refundable deposit to this entity for the start of design work. The remaining amounts are due upon shipment of the prototypes.

   In July 1997, the board of directors approved the Company entering into an agreement to obtain a 66% interest in a joint venture with China
   International Radio Development. As part of this agreement, the Company will have to fund up to $200,000 of expenses. The purpose of the joint venture is to develop an exhibition center in China to display new high-tech products. In connection with obtaining the joint venture interest, the Company will be issuing 100,000 shares of common stock to a third party as a finder's fee upon close of the agreement. As of December 31, 1997, the Company had not made this investment.

   In July 1997, the Company entered into an interim agreement to acquire all of the issued and outstanding shares of Technical Systems Associates ("TSA") in exchange for 100,000 shares of common stock. In October 1997, the Company rescinded the interim agreement and entered into an Option to Purchase and Mutual Release Agreement. Under the new agreement, the Company had the option to purchase TSA under the terms of the interim agreement through November 30, 1997 in exchange for $300,000. In addition, the Company agreed to provide up to $150,000 in debt financing if TSA obtained a certain purchase order. The debt financing was never provided. In January 1998, the Company entered into an Accord and Satisfaction and Release Agreement which stated that the Company would make a final payment in the amount of $58,000 to TSA for full release from any prior agreements entered into. This amount is included in accrued liabilities at December 31, 1997.

                                  LEASES

   The Company leases office space in California and certain office equipment under long-term operating leases. The Company's leases include the cost of real property taxes and maintenance expenses. Insurance and utilities are the Company's responsibility. Future minimum lease payments for all non-cancelable operating leases are as follows:

                                    INNOVACOM, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE ENTERPRISE)

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     YEARS ENDING DECEMBER 31,                          AMOUNT
         1998                                         $  549,387
         1999                                            490,615
         2000                                            401,685
         2001                                            349,306
         2002                                            348,688
                                                     -----------
                                                     $ 2,139,681
                                                     ===========
   Rent expense was $193,214 for 1997.

                           EMPLOYMENT AGREEMENT

   In connection with the acquisition of Sierra Vista Entertainment,  Inc. (See
   Note 1), the Company entered into five year employment agreements with its president and the president of Sierra Vista which provide for minimum annual salaries totaling $420,000 and other incentives, as well as severance payments equal to one year's salary for termination without cause, and three years salary for termination without cause in connection with a change in control.

                                LITIGATION

   On October 7, 1996, the Company filed a complaint for declaratory relief against a former employee. The lawsuit states that the person breached a written employment agreement between the two parties. In response to the action, the employee filed a similar cross-complaint, which was subsequently amended after an unsuccessful mediation process. The amended cross complaint seeks damages in excess of $5,000,000 and 2% of the Company's stock outstanding as of April 1996. Management intends to pursue and defend this lawsuit vigorously and believes, based on current information, that no material adverse impact will arise as a result of the litigation.

   On December 27, 1996, the Company issued a purchase order to Compass Design Automation (Compass) in the amount of $1,021,300 for software tools. On March 18, 1997, the Company canceled this purchase order because it believes Compass reneged on certain commitments. In July 1997, Compass made a demand for payment. Company management has had discussions with Compass to resolve this issue, however, no agreement has been reached. Management believes, based on current information, that any settlement would not have a material adverse impact on the Company.

   On June 18, 1997, the Decorah Company and Edwin Reedholm, a shareholder and former director and officer, commenced a lawsuit seeking to recover in excess of $900,000 on a promissory note given to the plaintiffs by Digital Hollywood, Inc., a company controlled by the Company's president. The Company's president allegedly guaranteed the note through the pledging of approximately six million shares of the Company's stock. In addition to the original note amount, the Decorah Company and Edwin Reedholm seek to recover the pledged shares as well as a $7,225 balance on a promissory note

                                    INNOVACOM, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE ENTERPRISE)

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   including interest and $69,746 in accrued wages and other expenses, both of which are accrued as of December 31, 1997. Management believes, based on current information, that this lawsuit will have no additional material adverse impact on the Company.

   Future Tel, Inc., filed claims amounting to $123,000 against the Company for recovery of unpaid lease payments and wages under an alleged reimbursement agreement. The parties have reached an agreement whereby the Company will pay $100,000. The Company has accrued this amount as of December 31, 1997.

   On November 10, 1997 the Company filed a suit against former officers and directors of the Company for breach of fiduciary duty and third parties who were involved in the initial merger between the Company and Jettson Realty Development as well as private placements of the Jettson Realty Development stock. The suit claims fraud, breach of fiduciary duty and negligence surrounding the acquisition. As part of this lawsuit, a director of the Company has filed a counterclaim asserting approximately $11,000,000 in damages. In addition, the suit also seeks to remove restrictive legends on the stock currently owned. The Company has accrued $75,000 for unpaid wages as of December 31, 1997. Management believes that this lawsuit will not have any material adverse impact on the Company. The litigation is in its initial stages and no discovery has commenced. Management intends to pursue this lawsuit vigorously and believes, based on current information, that no material adverse impact will arise as a result of the litigation. The Company has entered into a settlement agreement with the Company's president related to this suit whereby the Company's president agreed to return 500,000 shares of common stock. (See Note 8)

   On December 10, 1997, certain employees filed suit against the Company for compensation and waiting time penalties. The parties have reached an agreement whereby the Company will pay $34,370. The Company has accrued this amount at December 31, 1997.

   A former consultant has asserted claims against the Company for unpaid compensation of approximately $30,000 and stock option rights involving 169,500 shares. Settlement discussions are now underway. The unpaid compensation has been accrued as of December 31, 1997. Management believes, based on current information, that this lawsuit will not have any additional material adverse impact on the Company.

                              PRODUCT LICENSE

   In March 1996, a company controlled by the Company's president contributed a license to the Company. The Company recorded the license at the cost recorded by the contributing company of $1,275,000. The license grants the Company rights to use and grant sublicenses to use proprietary technology to develop the MPEG-2 video encoding systems on a chip. In accordance with Statement of Financial Accounting Standards 2, the cost of intangibles that are acquired from others for a particular research and development project and that have no alternative future use are research and development costs at the time the costs are incurred. As stated in Note 2, research and development costs are charged to operations in the period incurred. Consequently, the cost of acquiring the license was charged to research and development expense during 1996.

                             INNOVACOM, INC. AND SUBSIDIARIES
                             (A DEVELOPMENT STAGE ENTERPRISE)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   The Company is committed under the license to pay royalties to a third party for a percentage of gross revenue on sublicenses and for a percentage of the Foundry price for silicon in connection with sales to end users as follows:

         12- MONTH PERIOD
         Ending March 26,                              Percentage
               1998                                       15%
               1999                                       8%
               2000                                       5%
               2001                                       3%
               2002                                       1%
               2003                                       1%

   The maximum amount of royalties to be paid under the license shall not exceed $3,000,000. No royalties have been earned or paid through December 31, 1997.

10. SIGNIFICANT CONCENTRATIONS OF CREDIT RISK:

   As of December 31,1997, the Company maintained cash in banks that was approximately $3,648,000 in excess of the federally insured limited.


11. RELATED PARTY TRANSACTION:

   During 1997 and 1996, the Company made advances to a company controlled by the Company's president totaling $45,532 and $94,062, respectively. Management does not believe that the advances made are realizable and, as a result, has written off the receivable as of December 31, 1997, and 1996.

   In October 1997, the Company agreed to acquire certain patents from a company controlled by the Company's president in exchange for 2,000,000 shares of common stock. As of February 6, 1998, the exchange had not taken place.

                                    INNOVACOM, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE ENTERPRISE)

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. INCOME TAXES:

   Income tax expense is comprised of the following:

                                                              MARCH 3, 1993
                            FOR THE YEAR ENDED               (INCEPTION) TO
                                DECEMBER 31,                   DECEMBER 31,
                       1997                    1996                1997
Current
  Federal          $       -               $       -                 $      -
  State                 3,200                     800                   6,400
                   ----------              ----------                ---------
                        3,200                     800                   6,400
                   ----------              ----------                ---------
Deferred
  Federal                   -                       -                      -
  State                     -                       -                      -
                   ----------              ----------                 -------
Income tax expense $    3,200              $      800                 $ 6,400
                   ==========              ==========                 =======

        Deferred income tax assets (liabilities) are comprised of the following at December 31, 1997:

Current deferred income tax assets
(liabilities):
    Accounts receivable allowance                      $      13,767
    Accrued vacation                                          42,648
    Accrued wages                                            102,813
    Stock based compensation                               1,626,689
    Accrued settlement                                        74,002
    Other                                                      2,193
                                                       -------------
                                                           1,862,112
Valuation allowance                                       (1,862,112)
                                                       -------------
    Net current deferred tax asset                     $        -
                                                       =============
Long-term deferred tax assets (liabilities):
   Depreciation/amortization                           $     217,720
   Net operating loss carryforward                         4,801,223
   Research and development credit                           521,364
                                                       -------------
                                                           5,540,307
     Valuation allowance                                  (5,540,307)
                                                       -------------
      Net long-term deferred tax asset                 $          -
                                                       =============

                           INNOVACOM, INC. AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE ENTERPRISE)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Total income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rates to pre-tax income as follows:

                                                                 MARCH 3, 1993
                                           FOR THE YEARS ENDED   (INCEPTION) TO
                                               DECEMBER 31,       DECEMBER 31,
                                           1997        1996            1997
Total expense (benefit) computed
  by applying the U.S. statutory rate    (34.0%)      (34.0%)         (34.0%)
   statutory rate
Nondeductible license costs                 -           5.3             2.3
Effect of valuation allowance             34.0         28.7            31.7
                                         ------       ------          ------
                                            - %          - %              - %
                                         ======       ======          =======

As of December 31, 1997, the Company has available net operating loss carryforwards for income taxes of $11,052,533 for federal purposes and $11,218,948 for California purposes which begin to expire in the year 2011 and 2001, respectively. The benefit of the net operating loss to offset future taxable income may be subject to limitation as a result of changes in stock ownership as prescribed in Internal Revenue Code Section 382.


13. BUSINESS SEGMENTS:

   The Company's operations have been classified into two business segments: technology and motion picture. The technology segment includes the development, manufacture, and/or supply of MPEG-2 video encoding systems and other related products. The motion picture segment includes the production, acquisition and distribution of feature films.

                                    INNOVACOM, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE ENTERPRISE)

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Summarized financial information by segment for the year ended December 31, 1997 is as follows:

                                                          ADJUSTMENTS
                                                              AND
                       TECHNOLOGY      MOTION PICTURE     ELIMINATIONS     CONSOLIDATED
Revenues             $   149,000       $        -         $       -        $    149,000
Interest income            6,080            4,382                 -              10,462
Interest expense      (1,214,237)               -                 -          (1,214,237)
Loss before income
  tax expense        (10,304,250)        (515,530)                -          (10,819,780)
Depreciation and
  amortization           169,259            4,397                 -              173,656
Capital expenditures     715,151           53,030                 -              768,181
Identifiable assets    7,393,890        2,685,089           (3,872,423)        6,206,556


   During 1997, the Company acquired the motion picture segment, therefore, there are no segments to report for the year ended December 31, 1996.


14. SUBSEQUENT EVENTS:


   In January 1998, the Company established the InnovaCom, Inc. 401(K) Profit Sharing Plan (the Plan) covering substantially all of its employees and the employees of its subsidiaries. Management determines, at its discretion, the amount of any matching or other contributions to the Plan.

   In February 1998, the Company granted 142,500 options to employees under the 1996 Plan. The options were granted at market of $2.50 per share, and vest over 3 years at 30% for the first year, 30% for the second year, and 40% in the third year.

   In February 1998, the Company established a Gecko Chip Release Bonus whereby if a prototype of the Gecko chip is functioning by April 30, 1998, the design team will be eligible for a cash payment of $60,000 plus 100,000 options, with the distribution to be determined by the design team manager.

   In February 1998, the Company established a bonus pool for the design team working on the Gecko chip. The team members employed on January 1, 1998 would be eligible for 2% of the 1998 revenue generated by the Gecko chip and 1% of the 1999 revenue generated by the Gecko chip. The 1999 bonus shall not exceed $600,000. Eligibility will be determined based on employment status.

   On March 23, 1998, the Company hired a new individual to become President, Chief Executive Officer and a member of the Board of Directors of the Company effective May 1, 1998. The Company has entered into an employment agreement with this individual which provides for a signing bonus of $200,000 and an annual salary of $250,000 and other incentives including options to purchase up to 1,000,000 shares of the Company's common stock for $1.75 per share and severance payments up to $1,000,000 for termination without cause. The options expire in ten years. One third of the options vest immediately, one third vest in one year and the remainder vest in two years. The initial term of the employment agreement is five years. The employment agreement is contingent on the Company's obtaining $5,000,000 in financing on or before April 15, 1998, and securing its performance under the agreement by the issuance of a $1,000,000 letter of credit.