Form 10QSB
period 1998-03-31
INNOVACOM INC
filed 1998-09-24
CIK 1030906

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1998


        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the transition period from _______ to _______

                         Commission file number 0-23505


                                 INNOVACOM, INC.
        (Exact name of small business issuer as specified in its charter)



                    Nevada                             88-0308568
        (State or other jurisdiction of    (IRS Employer Identification No.)
        incorporation or organization)



                               3400 Garrett Drive
                         Santa Clara, California 95054
               (Address of principal executive offices) (Zip Code)

                                 (408) 727-2447
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Number of shares of common stock outstanding as of May 1, 1998 was 20,561,897

Transitional Small Business disclosure format
        Yes  [  ]           No  [X]

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                  ASSETS                   MARCH 31, 1998
                                  ------                  ----------------

CURRENT ASSETS:

Cash                                                       $    795,392

Accounts receivable - trade, net of allowance
 for doubtful accounts of $34,300                                35,907
Prepaid expenses and other                                       92,923
Due from related parties                                         35,531
                                                            -----------
 Total current assets                                           959,753

Property And Equipment, net                                   1,448,264
Debt Issuance Costs, net of accumulated
 amortization of $36,700                                        631,410
Deposits                                                         42,200
                                                            -----------

TOTAL ASSETS                                            $     3,081,627
                                                            ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


CURRENT LIABILITIES:

Note payable - related parties                          $     4,171,923
Accounts payable                                              1,324,684
Accrued liabilities                                           1,084,362
Liabilities in excess of assets of discontinued
 operations                                                       1,453
                                                          -------------
 Total current liabilities                                    6,582,422


LONG-TERM DEBT, less unamortized discount of $910,575         4,089,425
                                                           ------------
 Total liabilities                                           10,671,847

STOCKHOLDERS' EQUITY (DEFICIT):

Common stock, $.001 par value, 50,000,000 shares
 authorized, 20,563,897 shares issued and outstanding           20,562
Warrants                                                       968,578
Additional paid-in capital                                  16,453,753
Deficit accumulated during development stage               (25,033,113)
                                                           -----------
 Total stockholders' equity (deficit)                       (7,590,220)
                                                            ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $    3,081,627
                                                            ===========


See accompanying notes to these condensed consolidated financial statements.

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                             MARCH 3, 1993
                                THREE MONTHS ENDED          (INCEPTION) TO
                                     MARCH 31,                 MARCH 31,
                                   1998     1997                 1998
                                --------------------      -----------------


REVENUES                       $  45,082   $  75,000           $  194,082
                               ----------------------     ----------------
COSTS AND EXPENSES
 Cost of Goods Sold               22,263      21,151               74,801
 Research and development      1,423,088   1,209,565            8,522,296
 Production expense                    -           -               36,235
 Selling, general and
  administrative               2,014,743     840,765           12,983,647
                               ----------------------      ---------------
 Total costs and expenses      3,460,094   2,071,481           21,616,979
                               ----------------------      ---------------
OPERATING LOSS                (3,415,012) (1,996,481)         (21,422,897)
                               ----------------------      ---------------

OTHER INCOME (EXPENSE):
 Interest income                  10,009         713               22,093
 Interest expense               (986,434)     (4,466)          (2,211,282)
 Loss on disposal of property
  and equipment                        -           -               (2,559)
 Other income (expense)                -           -              (31,490)
                               ----------------------       --------------
  Total other income (expense)  (976,425)     (3,753)          (2,223,238)
                               ----------------------       --------------

 Loss from continuing
  operations before income tax
  expense and discontinued
  operations                  (4,391,437) (2,000,234)         (23,646,135)
Income tax expense                 1,600       1,600                8,000
                              ----------------------          ------------
Loss from continuing
 operations                   (4,393,037) (2,001,834)         (23,654,135)
                              -----------------------         ------------
Loss on disposal of
 discontinued operation       (1,154,980)          -           (1,154,980)
Loss from operations of
 discontinued operation, net
 of $800 of income tax expense  (223,998)          -             (223,998)
                              -----------------------         ------------
Loss from discontinued
 operations                   (1,378,978)          -           (1,378,978)
                              -----------------------         ------------
Net Loss                     $(5,772,015)$(2,001,834)        $(25,033,113)
                             ========================       ==============

Basic and diluted net loss
 per Common Share:
Continuing operations        $      (.21)$      (.16)
Discontinued operations             (.07)          -
                              ------------------------
Basic and diluted net loss
 per common share            $      (.28)$      (.16)
                              ========================


WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING            20,561,897   12,394,111
                              =========================


See accompanying notes to these condensed consolidated financial statements.

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 MARCH 3, 1993
                                     THREE MONTHS ENDED         (INCEPTION) TO
                                           MARCH 31,               MARCH 31,
                                        1998         1997            1998
                                     ----------------------    --------------


CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss from continuing operations  $(4,393,037) $(2,001,834)    $(23,654,135)

 Adjustments to reconcile net loss
   from continuing operations to net
   cash used in operating activities:
 Depreciation and amortization            128,913       21,503          566,067
 Amortization of discount on
  long-term debt                          770,476            -          770,476
 Loss on disposal of asset                      -            -            2,559
 Interest related to beneficial
  conversion features of notes
  payable and long-term liabilities        24,544            -        1,125,651
 Compensation recognized upon issuance
  of stock and stock options              209,607      168,695        5,368,339
 Contribution of product license                -            -        1,275,000
 Contribution of technology                     -            -          500,000
 Write-off acquisition costs               68,364            -           68,364
 Write-off related party receivable             -            -          139,594
 Write down of purchased incomplete
  research and development                      -      500,000
 Changes in operating assets and
  liabilities:
 Cash - restricted                              -        9,507           (8,481)
 Accounts receivables                     (35,907)      (6,000)         (35,907)
 Prepaid and other expenses                75,867            -         (100,760)
 Due from related parties                 (35,531)           -          (35,531)
 Film rights and film cost inventory            -            -          (27,500)
 Deposits                                  (3,418)           -          (93,297)
 Accounts payable                         636,784      186,901        1,328,031
 Accrued liabilities                      235,166      115,164        1,408,346
                                        ----------------------        ----------
 Net cash used in operating activities
  from continuing operations           (2,318,172)  (1,006,064)     (11,403,184)
                                        -----------------------     ------------

Net loss from discontinued operations  (1,378,978)           -       (1,378,978)
 Loss from disposal of assets              40,744            -           40,744
 Write down of film rights and film
  cost inventory                          277,500            -          277,500
 Write down of goodwill                   848,129            -          848,129
 Change in liabilities in excess of
  assets of discontinued operations         1,453           -             1,453
                                        -----------------------      -----------

Net cash used in operating activities
 from discontinued operations            (211,152)                     (211,152)
                                        -----------------------     ------------

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Continued)

                                                               MARCH 3, 1993
                                     THREE MONTHS ENDED       (INCEPTION) TO
                                           MARCH 31,             MARCH 31,
                                      1998         1997            1998
                                   ----------------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Cash received in acquisition of
  Sierra Vista                               -        -               2,916,798
 Advance to related party                    -        -                (139,594)
 Cost incurred for organization of
  joint venture                              -        -                 (68,364)
 Purchases of property and equipment  (823,718) (216,105)            (1,797,065)
 Proceeds from sale of asset                 -        -                   3,500
                                    ---------------------            -----------
 Net cash used in investing
  activities                          (823,718) (216,105)               915,275
                                    ---------------------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Bank overdraft                              -    (8,046)                     -
 Proceeds from sale of common stock          -   665,000              2,897,670
 Proceeds from notes payable                 -   565,215              4,087,990
 Net proceeds from sale of debenture
  with detachable warrants                   -         -              4,608,593
 Principal payments on notes payable         -         -                (99,800)
                                     --------------------            -----------
 Net cash provided by financing
  activities                                 - 1,222,169             11,494,453
                                    ---------------------            ----------

 NET INCREASE (DECREASE)
  IN CASH AND CASH EQUIVALENTS      (3,353,042)        -                795,392


CASH AND CASH EQUIVALENTS,
 beginning of period                 4,148,434         -                      -
                                    ---------------------          -------------
CASH AND CASH EQUIVALENTS, end
 of period                          $  795,392      $  -          $     795,392
                                    =====================          ============




 See accompanying notes to these condensed consolidated financial statements.

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1998

                                   (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments considered necessary to present fairly the Company's financial position at March 31, 1998, results of operations and cash flows for the three months ended March 31, 1998 and 1997, and the period from inception (March 3, 1993) to March 31, 1998. The results for the period ended March 31, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

Note 2 - Discontinued Operations

On June 15, 1998 (measurement date), the Company's Board of Directors decided to discontinue the operations of Sierra Vista Entertainment, Inc. ("Sierra Vista"), its wholly-owned subsidiary and entertainment segment of the business. Accordingly, Sierra Vista is accounted for as a discontinued operations in the accompanying condensed consolidated financial statements. All operations from the measurement date to the date of disposal have been estimated and included in the loss from discontinued operation at March 31, 1998. All assets have been written down to their net realizable value as of March 31, 1998. It is the Company's intention to sell the assets that it can, but will not incur significant costs in doing so.

The net assets of Sierra Vista included in the accompanying consolidated balance sheet as of March 31, 1998, consisted of the following:

Cash - restricted                                         $         8,480
Prepaid and other assets                                            7,992
                                                          ---------------
        Current assets of discontinued operations                  16,472

Property and equipment                                             10,000
Deposits                                                           51,097
                                                           --------------
        Total assets of discontinued operations            $       77,569
                                                           ==============

Accounts payable                                          $         3,347
Accrued liabilities                                                75,675
                                                          ---------------
        Total liabilities of discontinued operations      $        79,022
                                                          ===============


The entertainment segment has never generated any revenues.

Note 3 - Subsequent Events

On June 5, 1998, Thomas E. Burke, the Company's president who had started with the Company on May 1, 1998, resigned. On July 21, 1998, he filed a statement of claim with the American Arbitration Association, San Francisco, California. Mr. Burke is claiming the Company has breached his employment contract by failing to pay him a lump-sum cash payment of $1 million, salary, bonuses, expenses and other termination payments under his employment contract. The Company believes that Mr. Burke has made certain misrepresentations and intends to vigorously defend itself in this action. In the event Mr. Burke is successful in his claims, this will have an adverse effect on the Company's business plan and financial condition. See "Management's Discuss and Analysis or Plan of Operation."

On May 21, 1998, Micro Technologies converted $4,181,422 of its line of credit to the Company in exchange for 1,742,362 shares of Common Stock.

To provide for working capital, in June 1998, the Company issued 7% Convertible Debentures in the aggregate principal amount of $2 million (the "Debentures"). The Debentures accrue interest at the rate of 7% per annum and are convertible into shares of the Company's Common Stock at a conversion price equal to $0.35 per share. The Debentures have a term of five years, expiring June 29, 2003, and are secured by all of the assets of the Company. As part of the issuance of the Debentures, the Company issued to the Debenture holders five year warrants to purchase up to 500,000 shares of Common Stock at $.50 per share. In conjunction with the issuance of the Debentures, Micro Technologies subordinated its lien on the Company's assets to the Debenture holders.

On June 26, 1998, Micro Technologies converted its remaining balance on the credit facility of $317,358 into 1,220,608 shares of common stock and terminated the credit facility.

To provide for additional working capital, on or about August 28, 1998, the Company issued additional Debentures in the aggregate principal amount of $500,000, with the right to issue up to $1 million more Debentures in September and/or October 1998 under the same terms. The Debentures accrue interest at the rate of 7% per annum and are convertible into shares of the Company's Common Stock at a conversion price equal to the lesser of (i) 125% of the five-day average share price at the time of issuance and (ii) 80% for conversions prior to 120 days after issuance, 77.5% for conversions 120-150 days after issuance, and 75% thereafter. The Debentures have a term of five years, expiring August 28, 2003, and are secured by all of the assets of the Company. As part of the issuance of the Debentures, the Company issued to the Debenture holders five year warrants to purchase up to 75,000 shares of Common Stock at $.50 per share.

The Company was not in compliance with certain covenants under the terms of the December 1997 and June 1998 Debenture and Warrant transaction documents. Subsequent to March 31, 1998, the Company received a waiver with regard to those items.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, lack of revenues, substantial losses, need for additional capital and limited operating history, and other risks factors detailed in the Company's Securities and Exchange Commission ("SEC") filings including the risk factors set forth in the Company's Registration Statement on Form SB-2, SEC File No. 333-45875 and "Certain Consideration" section in the Company's Form 10-KSB for the year ended December 31, 1997. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

As discussed in "Item 5. Other Information," in June 1998, the Company reevaluated its business and decided to focus the Company in the development of video compression technology in the areas of digital television, communications, and digital video disks. As a result of this emphasis, the Company has decided to discontinue its ASIC design project, cancel a number of projects and reduce personnel. See "Liquidity and Capital Resources - Management Plans." Therefore, the results for the three months ended March 31, 1998, will not be indicative of future operations.

Three Months Ended March 31, 1998, Compared to March 31, 1997.

Revenues

Revenues decreased to approximately $45,000 for the first quarter ended March 31, 1998, from approximately $75,000 for the first quarter ended March 31, 1997. In the first quarter of 1997 three developer kits were sold to customers who were considering purchase of the Company's single chip encoder product. There were no developer kit sales in the same period of 1998, but sales of pre-production system and board products partially offset this decline.

Cost of goods sold

Cost of goods sold was approximately $22,000 or 49% of revenue for the first quarter ended March 31, 1998, compared to approximately $21,000 or 28% of revenue for the first quarter ended March 31, 1997. This reflects the difference in the cost structure of the developer kits sold in 1997 relative to the pre-production products sold in 1998. Neither percentage is necessarily representative of the cost of sales percentage that might be experienced at such time, if any, that finished products begin to be shipped.

Research and development

Research and development was approximately $1,210,000 for the first quarter in 1997 as opposed to approximately $1,423,000 for the first quarter of 1998.
Expense in the first quarter of 1997 included $500,000 for the purchase of certain technology, an expense that was not repeated in the same period in 1998, but this was more than offset by expenditures in many areas but principally for supplies and materials, consultants, and payroll that were higher in the first quarter of 1998 than in 1997.

Selling, general and administrative

Selling, general and administrative expenses were approximately $2,015,000 for the quarter ended March 31, 1998, compared to approximately $841,000 for the quarter ended March 31, 1997. In the first quarter of 1998, the Company experienced increased expenses required by public companies for SEC and public reporting, legal expenses related to the Company's ongoing litigation, and costs due to additional administrative personnel relative to the first quarter of 1997. In the first quarter of 1998, the Company' was preparing for the release of new products, but was not doing so in the same period in 1997. This caused an increase in marketing and sales expenses in the quarter ended March 31, 1998 relative to the same quarter in 1997.

Interest Income

Interest income was approximately $10,000 in the first quarter of 1998 as compared to approximately $1,000 for the same quarter in 1997. Both amounts reflect interest earned on short term investment of surplus cash. The Company had more surplus cash in the first quarter of 1998 and earned correspondingly more interest income.

Interest expense

Interest expense in the three months ended March 31, 1998 was approximately $987,000 as compared to approximately $4,000 for the same period in 1997. At December 31, 1997, and during the three months ended March 31, 1998, the Company had a note payable and convertible debentures outstanding with a balance in total in excess of $8,000,000. There were no corresponding liabilities at December 31, 1996, or in the three months ended March 31, 1997. The stated interest on these two items for the three months ended March 31, 1998 was approximately $173,000. Amortization of the original discount of the convertible debentures generated an additional interest expense in the first quarter of 1998 of approximately $777,000. These expenses were not present in the three months ended March 31, 1997.

Loss from Continuing Operations Before Income Tax Expense and Discontinued
 Operations

Loss from continuing operations before income tax expense and discontinued operations increased from approximately $2,002,000 in the three months ended March 31, 1997, to approximately $4,391,000 for the same period in 1998. This increase reflects the substantial increases in expenses from 1997 to 1998.

Income Tax Expense

Income tax expense reflects the minimum state tax provision for the Company.

Liquidity and Capital Resources

Through March 31, 1998, the Company funded its operations primarily through the sale of stock and placement of short and long term debt. On March 31, 1998, the Company had a cash balance of approximately $795,000 and a working capital deficit of approximately $5,623,000. This compares with cash of approximately $4,148,000 and a working capital deficit of approximately $1,454,000 at December 31, 1997. The decrease in both cash and working capital is primarily due to the operating losses of the Company, net of non-cash expenses, and to purchases of fixed assets in the three month period ended March 31, 1998. Cash used by operating activities from continuing operations for the Company totaled approximately $2,318,000 and $1,006,000 for the three months ended March 31, 1998 and 1997, respectively. Cash used in investing activities consisted of expenditures for the purchase of property and equipment. Such expenditures increased to approximately $824,000 during the three months ended March 31, 1998, from approximately $216,000 during the prior year period. During the three months ended March 31, 1997, cash provided by financing activities included proceeds of $665,000 from the sale of common stock, and proceeds from notes payable borrowings of $565,000

In May 1998, Micro Technologies converted $4,181,422 of its line of credit to the Company in exchange for 1,742,362 shares of Common Stock.

To provide for working capital, in June 1998, the Company issued 7% Convertible Debentures in the aggregate principal amount of $2 million (the "Debentures"). The Debentures accrue interest at the rate of 7% per annum and are convertible into shares of the Company's Common Stock at a conversion price equal to $0.35 per share. The Debentures have a term of five years, expiring June 29, 2003 (the "Due Date"), and are secured by all of the assets of the Company. As part of the issuance of the Debentures, the Company issued to the Debenture holders five year warrants to purchase up to 500,000 shares of Common Stock at $.50 per share. In conjunction with the issuance of the Debentures, Micro Technologies subordinated its lien on the Company's assets to the Debenture holders.

On June 26, 1998, Micro Technologies converted its remaining balance on the credit facility of $317,358 into 1,220,608 shares of common stock and terminated the credit facility.

The Company continued to experience losses in the quarter ended June 30, 1998, which forced the Company to expend essentially all its cash on hand at March 31, 1998, to borrow additional amounts from a number of lenders, and to carry an increased level of accounts payable. In June of 1998, the Company reduced headcount substantially, closed or curtailed a number of operations and projects, suspended essentially all new purchases or commitments for capital assets, and began to identify and sell surplus assets with the goal of reducing its monthly cash usage rate by more than 50%. Management determined to concentrate on those projects and products that it anticipated would generate short-term revenue and cash flow, and minimize future requirements for additional debt or equity placements.

To provide for additional working capital, on or about August 28, 1998, the Company issued additional Debentures in the aggregate principal amount of $500,000, with the right to issue up to $1 million more Debentures in September and/or October 1998 under the same terms. The Debentures accrue interest at the rate of 7% per annum and are convertible into shares of the Company's Common Stock at a conversion price equal to the lesser of (i) 125% of the five-day average share price at the time of issuance and (ii) 80% for conversions prior to 120 days after issuance, 77.5% for conversions 120-150 days after issuance, and 75% thereafter. The Debentures have a term of five years, expiring August 28, 2003, and are secured by all of the assets of the Company. As part of the issuance of the Debentures, the Company issued to the Debenture holders five year warrants to purchase up to 75,000 shares of Common Stock at $.50 per share.

In the event the company is unable to generate revenue, the Company will require additional funding to finance its operations. There can be no assurance that the Company will be successful in its efforts to internally generate the cash that will be required to fund the Company's operations and to pay off the liabilities incurred in prior periods. Traditionally, the Company has financed its operations through the issuance of convertible debentures. However, no assurance can be given that the Company will be able to secure additional financing or, if it can, that it will be available on terms favorable to the Company.

Impact of the Year 2000 Issue

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


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

On July 21, 1998 Mr. Thomas E. Burke, the Company's former president, filed a statement of claim with the American Arbitration Association, San Francisco, California. Mr. Burke is claiming the Company has breached his employment contract by failing to pay him a lump-sum cash payment of $1 million, salary, bonuses, expenses and other payments under his employment contract. The Company believes that Mr. Burke has made certain misrepresentations and intends to vigorously defend itself in this action. In the event Mr. Burke is successful in his claims, this will have a material adverse effect on the Company's business plan and financial condition. See "Management's Discussion and Analysis or Plan of Operation."

In August 1998, the Staff of the Division of Enforcement of the Securities and Exchange Commission advised the Company that the Commission had issued a formal order for private investigation. The investigation involves allegations that, since January 1, 1995, certain of the Company's present or former officers, directors, employees, business consultants, investment bankers, and/or certain other persons or entities associated with the Company, may have employed devices, schemes, or artifices to defraud, by, among other things, making undisclosed payments to certain registered representatives relating to sales of the Company's securities, and by manipulating the Company's stock price. The
Division  of   Enforcement   has  issued   subpoenas  in  connection   with  the
investigation.

Item 2.  Changes in Securities and Use of Proceeds. - Not Applicable.

Item 3.  Defaults Upon Senior Securities. - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders. - Not Applicable.

Item 5.  Other Information.

On June 23, 1998, Frank J. Alioto was elected President and appointed to the Company's board of directors. Mr. Alioto replaces Mr. Thomas E. Burke who resigned as President and a director of the Company on June 5, 1998. Mr. Burke resigned from the Company stating that the Company had breached his employment contract. See "Item 1. Legal Proceedings." In the event that Mr. Burke is successful in his employment claim against the Company, this will have an a material adverse effect on the Company's operations. Further, in June 1998, Mr. Peter Sprague resigned as a director. The board currently consists of six members. Further, as part of the management restructuring, the Company and Mr. Koz have mutually agreed to amend his employment contracts to provide for, among other things, no severance upon termination. Mr. Koz still remains as chief technology officer of the Company and Chairman of the board. Mr. Anderson has resigned from his position as Director of Strategic Planning and President of the Company's Entertainment Division, but still remains as a director of the Company.

In light of the corporate restructuring and new president, the board of directors decided to focus the Company on the development of video compression technology products in the areas of digital television (DTV), communications and digital video disks (DVD). As a result of this emphasis, the Company has decided to discontinue and seek a buyer for the ASIC design project and to discontinue Sierra Vista Entertainment. The Company has recognized a loss of approximately $1,379,000 as a result of the discontinuance of Sierra Vista Entertainment. See "Item 2. Management's Discussion and Analysis or Plan of Operation."

To provide for working capital, in June 1998, the Company issued 7% Convertible Debentures in the aggregate principal amount of $2 million (the "Debentures"). The Debentures accrue interest at the rate of 7% per annum and are convertible into shares of the Company's Common Stock at a conversion price equal to $0.35 per share. The Debentures have a term of five years, expiring June 29, 2003 (the "Due Date"), and are secured by all of the assets of the Company. As part of the issuance of the Debentures, the Company issued to the

Debenture holders five year warrants to purchase up to 500,000 shares of Common Stock at $.50 per share. Further, the Company issued warrants to purchase 400,000 shares at $.35 per share as finder's fee.

The Debentures were issued to an affiliate of JNC Opportunity Fund who also purchased 7% convertible debentures in the aggregate amount of $5 million in December 1997 (the "1997 Debentures"). Under the terms of the 1997 Debentures, JNC Opportunity has the right to convert the 1997 Debentures into shares of common stock of the Company at a conversion price equal to the lesser of (i) $3.47 per share or (ii) 80% of the average closing bid price of a share of common stock for the five trading days prior to conversion. As a result of the Company's current trading price for a share of Common Stock, if JNC Opportunity decides to convert the 1997 Debentures into shares of Common Stock, JNC Opportunity will obtain substantial control of the Company.

To provide for additional working capital, on or about August 28, 1998, the Company issued additional Debentures to the same affiliate of JNC Opportunity in the aggregate principal amount of $500,000, with the right to issue up to $1 million more Debentures in September and/or October 1998 under the same terms. The Debentures accrue interest at the rate of 7% per annum and are convertible into shares of the Company's Common Stock at a conversion price equal to the lesser of 125% of the average share price at the time of issuance and 80% for conversions prior to 120 days after issuance, 77.5% for conversions 120-150 days after issuance, and 75% thereafter. The Debentures have a term of five years, expiring August 28, 2003, and are secured by all of the assets of the Company. As part of the issuance of the Debentures, the Company issued to the Debenture holders five year warrants to purchase up to 75,000 shares of Common Stock at $.50 per share.

The Company was not in compliance with certain covenants under the terms of the December 1997 and June 1998 Debenture and Warrant transaction documents. Subsequent to March 31, 1998, the Company received a waiver with regard to those items.

Item 6.  Exhibits and Reports on Form 8-K

        (a)Exhibits.

           10.22 Convertible Debenture Purchase Agreement dated as of June 29, 1998 Between InnovaCom, Inc. and JNC Strategic Fund Ltd.

           10.23 Convertible Debenture Purchase Agreement dated as of August 28, 1998 Between InnovaCom, Inc. and JNC Strategic Fund Ltd.

           10.24    Form of Debenture

           10.25    Waiver Agreement dated as of September 18, 1998.

                                          SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INNOVACOM, INC.
                                            (Registrant)



Date: September 23, 1998  FRANK J. ALIOTO
                          ______________________________________
                          Frank J. Alioto, President and
                          Chief Executive Officer


Date: September 23, 1998  STANTON CREASEY
                          ______________________________________
                          Stanton Creasey, Chief Financial Officer