Form 10QSB
period 1998-06-30
INNOVACOM INC
filed 1999-02-17
CIK 1030906

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

     [X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934 for the quarterly period ended June 30, 1998

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934 for the transition period from _______ to _______


                         Commission file number 0-23505


                                 INNOVACOM, INC.
        (Exact name of small business issuer as specified in its charter)


           Nevada                                             88-0308568
(State or other jurisdiction of                (IRS Employer Identification No)
  incorporation or organization)


                               3400 Garrett Drive
                              Santa Clara, CA 94054
               (Address of principal executive offices) (Zip Code)

                                 (408) 727-2447
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Number of shares of common stock outstanding as of June 30, 1998 was 24,728,146

Transitional Small Business disclosure format
         Yes  [  ]           No  [X]

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                                         JUNE 30,
                                                                                           1998
                                         ASSETS

CURRENT ASSETS
    Cash                                                                               $    1,225
    Accounts receivable - trade, net of allowance for doubtful
       accounts of $34                                                                         30
    Other receivables                                                                          11
    Prepaid expenses and other                                                                 26
                                                                                        ---------

       Total current assets                                                                 1,292

Property and equipment, net                                                                   389
Deposits                                                                                       41

TOTAL ASSETS                                                                           $    1,722
                                                                                        =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Note payable - related parties                                                     $      309
    Convertible debentures                                                                  6,950
    Accounts payable                                                                        2,291
    Accrued liabilities                                                                     1,667
    Liabilities in excess of assets of discontinued operations                                 78
                                                                                        ---------

       Total current liabilities                                                           11,295

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $.001 par value, 50,000 shares authorized,
       24,728 shares issued and outstanding                                                    25
    Warrants                                                                                1,189
    Additional paid-in capital                                                             22,051
    Deficit accumulated during development stage                                         (32,838)
                                                                                        ---------
       Total stockholders' equity (deficit)                                               (9,573)
                                                                                        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                   $    1,722
                                                                                        =========

See accompanying notes to these condensed consolidated financial statements.

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)



                                                                                                              MARCH 3, 1993
                                                        THREE MONTHS ENDED            SIX MONTHS ENDED        (INCEPTION) TO
                                                             JUNE 30,                     JUNE 30,               JUNE 30,

                                                        1998          1997          1998          1997           1998
                                                        ----          ----          ----          ----           ----

REVENUES                                          $           -  $         26   $        40  $        101   $       189
                                                   ------------   -----------    -----------   -----------    ----------
COSTS AND EXPENSES
    Cost of goods sold                                       5              8            22            29            75
    Research and development                             1,342            860         2,765         2,069         9,865
    Selling, general and administrative                  2,611          1,376         4,626         2,217        15,111
    Impairment Loss on disposal of property
     and equipment                                         937              -           937             -           937
                                                    -----------    ----------    -----------      ----------    ----------
         Total costs and expenses                        4,895          2,244         8,350         4,315        25,988
                                                    -----------    ----------    -----------      -----------   ----------
OPERATING LOSS                                          (4,895)        (2,218)       (8,310)       (4,214)      (25,799)
                                                   ------------    -----------    -----------     -----------   -----------

OTHER INCOME AND EXPENSE
   Interest expense, net of interest (income)           2,473              (5)        3,449             -         4,666
   Debt conversion expense                                261               -           261             -           261
   Other (income) expense                                   -               -             -             -            34
                                                   ------------    -----------    -----------     -----------   -----------
     Total other (income) expense                       2,734              (5)        3,710                       4,961
                                                   ------------    -----------    -----------     -----------   -----------

Loss from continuing operations before income tax
  expense and discontinued operations                  (7,629)         (2,213)      (12,020)       (4,214)       (30,760)
Income tax expense                                          -               -             2             1              6
                                                   ------------    -----------    -----------     -----------   -----------
Loss from continuing operations                        (7,629)         (2,213)      (12,022)       (4,215)       (30,766)

Loss on disposal of discontinued operation                  -               -         1,155             -          1,155
Loss from operations of discontinued operation, net
 of income tax expense                                    176             302           400           302            917
                                                  ------------    -----------    -----------     -----------   -----------
Loss from discontinued operations                         176             302          1,555          302          2,072
                                                  ------------    -----------    -----------     -----------   -----------
Net Loss                                          $    (7,805)   $     (2,515)   $   (13,577)   $  (4,517)    $  (32,838)
                                                  ============   ============    ============    ===========   ===========

Basic and diluted net loss per common share
   Continuing operations                         $      (0.35)   $     (0.14)    $    (0.57)    $   (0.30)
   Discontinued operations                              (0.01)         (0.02)         (0.08)        (0.02)
                                                  ------------    -----------    -----------     -----------
   Basic and diluted net loss per common share   $      (0.36)   $     (0.16)    $    (0.65)    $   (0.32)
                                                  ============    ===========    ===========     ===========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                            21,501         15,815         21,034        14,114
                                                  ============    ===========    ===========     ===========



See accompanying notes to these condensed consolidated financial statements.

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                                      MARCH 3, 1993
                                                                             SIX MONTHS ENDED        (INCEPTION) TO
                                                                                 JUNE 30,               JUNE 30,

                                                                            1998           1997          1998
                                                                            ----           ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss from continuing operations                                $   (12,022)  $    (4,215)   $   (30,766)
    Adjustments to reconcile net loss from continuing
       operations to net cash used in operating activities:
       Depreciation and amortization                                           202           118            640
       Amortization of discount on long-term debt                            2,574             -          2,574
       Loss on disposal of asset                                               937             -            939
       Interest related to beneficial conversion features
           of notes payable and long-term liabilities                          247             -          1,348
       Compensation recognized upon issuance of stock
           and stock options                                                   560           679          5,719
       Expense recognized upon issuance of stock for
           Conversion incentive                                                261             -            261
       Contribution of product license                                           -             -          1,275
       Contribution of technology                                                -           500            500
       Write-off acquisition costs                                              68             -             68
       Write-off related party receivable                                        -             -            140
    Changes in operating assets and liabilities:
       Cash - restricted                                                         8           (31)             -
       Accounts receivable                                                     (30)            -            (30)
       Other receivables                                                       (11)           (7)           (11)
       Prepaid and other expenses                                              151           (26)           (26)
       Deposits                                                                 49           (24)           (41)
       Accounts payable                                                      1,792           226          2,483
       Accrued liabilities                                                     820           259          1,993
                                                                        -----------   -----------    -----------
       Net cash used in operating activities from continuing
           operations                                                       (4,394)       (2,521)       (12,934)
                                                                        -----------   -----------    -----------

Net loss from discontinued operations                                       (1,555)         (302)        (2,072)
    Loss from disposal of assets                                                49             -             49
    Write down of film rights and film cost inventory                          277             -            249
    Write down of goodwill                                                     848             -            848
    Change in liabilities in excess of assets of discontinued
       operations                                                               78             -             78
                                                                        -----------   -----------    -----------
Net cash used in operating activities from discontinued
    operations                                                                (303)         (302)          (848)
                                                                        -----------   -----------    -----------



                                                    (continued)

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                   (continued)

                                                                                                      MARCH 3, 1993
                                                                             SIX MONTHS ENDED        (INCEPTION) TO
                                                                                 JUNE 30,               JUNE 30,

                                                                             1998           1997          1998
                                                                             ----           ----          ----


CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash received in acquisition of Sierra Vista                                 -         2,917          2,917
    Advance to related party                                                     -             -           (140)
    Cost incurred for organization of joint venture                              -             -            (68)
    Purchases of property and equipment                                       (997)         (282)        (1,971)
    Proceeds from sale of asset                                                  -             -              4
                                                                        -----------   -----------    -----------
       Net cash provided by (used in) investing activities                    (997)        2,635            742
                                                                        -----------   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Bank overdraft                                                               -           (38)              -
    Proceeds from sale of common stock                                           -           665           2,898
    Proceeds from notes payable                                                778             -           4,866
    Net proceeds from sale of debenture with detachable
       warrants                                                              1,992             -           6,601
    Principal payments on notes payable                                                                     (100)
                                                                        -----------   -----------    -----------
       Net cash provided by financing activities                             2,770           627          14,265
                                                                        -----------   -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                             (2,924)          439          1,225

CASH AND CASH EQUIVALENTS, beginning of period                               4,149             -              -
                                                                        ------------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                                $    1,225      $    439       $   1,225
                                                                        ============    ===========    ===========

 See accompanying notes to these condensed consolidated financial statements.

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)


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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments considered necessary to present fairly the Company's financial position at June 30, 1998, results of operations for the three and six months ended June 30, 1998 and 1997, and the period from inception (March 3, 1993) to June 30, 1998, and the cash flows for the six months ended June 30, 1998 and 1997, and the period from inception (March 3, 1993) to June 30, 1998. The results for the period ended June 30, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

Note 2 - Discontinued Operation

On June 15, 1998 (measurement date), the Company's Board of Directors decided to discontinue the operations of Sierra Vista Entertainment, Inc. ("Sierra Vista"), its wholly-owned subsidiary and entertainment segment of the business. Accordingly, Sierra Vista is accounted for as a discontinued operation in the accompanying condensed consolidated financial statements. All operations from the measurement date to the date of disposal have been estimated and included in the loss from discontinued operation at June 30, 1998. All assets have been written down to their net realizable value as of June 30, 1998.

The net assets of Sierra Vista included in the accompanying consolidated balance sheet as of June 30, 1998, consisted of the following:

Cash                                                               $     2
Property and equipment                                                   2
Accounts payable                                                        82
                                                                        --

Net liabilities in excess of assets                                $    78
                                                                        ==

Sierra Vista has never generated any revenues.

Note 3 - Subsequent Events

On June 5, 1998, Thomas E. Burke, the Company's President who had started on May 1, 1998, resigned. On July 21, 1998, he filed a statement of claim with the

American Arbitration Association, San Francisco, CA. Mr. Burke claimed that the Company breached his employment contract by failing to pay him a lump-sum cash payment of $1 million, salary, bonuses, expenses, and other termination payments and benefits under his employment contract. In September 1998, Mr. Burke also filed claims for unpaid wages with the California State Labor Commissioner. The Company maintained that Mr. Burke had made certain misrepresentations and had breached his employment contract, and vigorously defended itself against Mr. Burke's actions. On December 14, 1998, the Company and Mr. Burke settled their respective claims against each other, such settlement including a payment by each party to the other. The amount of these payments was not material to the Company.

Subsequent to June 30, 1998, the Company settled two items of litigation which resulted in reductions of previous liability estimates totaling approximately $202,000. Selling, general and administrative expense for the three and six month periods ending June 30, 1998 reflects expense reductions for the effects of these settlements.

To provide for additional working capital, on August 28, 1998, the Company issued additional Debentures in the aggregate principal amount of $500,000, with the right to issue up to an additional $1 million more Debentures under the same terms. In October and November of 1998, a total of $1 million more Debentures were issued. The Debentures accrue interest at the rate of 7% per annum and are convertible into shares of the Company's Common Stock at a conversion price equal to the lesser of (i) 125% of the five-day average share price at the time of issuance and (ii) 80% for conversions prior to 120 days after issuance, 77.5% for conversions 120-150 days after issuance, and 75% thereafter. The Debentures have a term of five years, expiring August 28, 2003, and are secured by all of the assets of the Company. As part of the issuance of the Debentures, the Company issued to the Debenture holders five year warrants to purchase up to 75,000 shares of Common Stock at $.50 per share. Also in this transaction, the Company canceled previously issued warrants to purchase up to 250,000 shares of Common Stock at $3.00 per share and up to 250,000 shares at $4.00 replacing the canceled warrants with a like number of five-year warrants to purchase Common Stock at a price of $.50 per share.

On December 15, 1998, the Company issued an additional $500,000 in Debentures for working capital under the same terms as those issued in August of 1998. In conjunction with the sale of these Debentures, the Company issued to the Debenture holders five year warrants to purchase up to 125,000 shares of Common Stock at $.50 per share.

On January 15, 1999, the Company issued an additional $750,000 in Debentures for working capital under the same terms as those issued in August and December of 1998. In conjunction with the sale of these Debentures, the Company issued to the Debenture holders five year warrants to purchase up to 187,500 shares of Common Stock at $.50 per share.

In connection with the sales of the Debentures in December 1997, June 1998, August 1998, November 1998 and January 1999, the Company issued five year warrants to purchase up to an aggregate total of 1,450,000 shares of common stock at prices ranging from $2.42 per share to $.11 per share to two investment brokers.

The Company was not in compliance with certain covenants under the terms of the December 1997 and June 1998 Debenture and Warrant transaction documents. Consequently these Debentures are classified as current debt in the Company's financial statements. Interest expense for the three and six month periods ended June 30, 1998 contains expense of approximately $1,445,000 which represents accelerated amortization of the deferred interest and original issue discount on this debt. Reclassification of the debt from long term to current required presentation of the debt at its full face value, causing the Company to recognize this additional expense in the current period.

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

As discussed in "Item 5. Other Information," in June 1998, the Company reevaluated its business and decided to focus the Company in the development of video compression technology in the areas of digital television, communications, and digital video disks. As a result of this emphasis, the Company decided to discontinue its chip design project, cancel a number of other projects and reduce personnel. See: "Liquidity and Capital Resources". Therefore, the results for the three and six month periods ended June 30, 1998, will not be indicative of future operations.

Three Months Ended June 30, 1998, Compared to June 30, 1997.

Revenues

Revenues were approximately $26,000 in the three months ended June 30, 1997 compared to zero in the same period in 1998. The revenue in the 1997 period was from a developer kit sold to a prospective purchaser of the Company's single chip encoder. There were no sales in the three months ended June 30, 1998.

Cost of goods sold

Cost of goods sold was approximately $8,000 or 31% of revenue for the three months ended June 30, 1997. The cost of goods percentage seen in the second quarter of 1997 is not necessarily indicative of that which the Company might experience at such time, if any, that finished products begin to be shipped.

Research and development

Research and development was approximately $1,342,000 in the three months ended June 30, 1998, an increase of approximately $482,000 over the expense in the same period in 1997. Consulting expense increased by approximately $807,000 in the second quarter of 1998 from the second quarter of 1997 as the Company attempted to complete development of its single chip encoder. Payroll also increased by approximately $219,000 in the second quarter of 1998 relative to 1997 as part of the same attempt to complete the encoder chip, but this increase was offset by reduction of compensation imputed under APB 25 of approximately $495,000. The development of the single chip encoder was terminated at the end of the second quarter of 1998.

Selling, general and administrative

Selling, general and administrative expenses increased from approximately $1,376,000 in the second quarter of 1997 to approximately $2,611,000 in the same period in 1998. Payroll costs increased from 1997 to 1998 by approximately $704,000 as the Company increased the numbers of sales and administrative employees in anticipation of the introduction and shipment of products in 1998. Included in this payroll cost increase were payments of approximately $266,000 to the Company's new President, Thomas E. Burke in the second quarter of 1998. The second quarter of 1998 also included a charge of approximately $265,000 for the issuance of below-market options for Mr. Burke, and moving and legal expenses related to his arrival and departure of another approximately $125,000.

Loss on disposal of property and equipment

In June 1998, the management of the Company decided to terminate the single chip encoder product and to focus the Company's research and development efforts into projects with more immediate prospects for revenues. Certain portions of the Company's property and equipment were specific to the chip development project and with the termination of the project, this property and equipment was written down to its realizable value. The amount of this write-down was approximately $937,000. There was no similar loss experienced in the three month period ended June 30, 1997.

Interest expense, net of interest income

Interest expense, net of interest income in the three months ended June 30, 1998 was approximately $2,473,000. There was essentially no interest expense or income in the corresponding period of 1997. The Company had notes payable and convertible debentures outstanding in excess of $8,000,000 at the beginning of the second quarter of 1998, borrowed in excess of $2,000,000 more in the quarter, and converted approximately $4,000,000 into equity. There was no similar debt outstanding in the corresponding period of 1997. The stated interest expense on the Company's obligations for the second quarter of 1998 was approximately $160,000. Interest expense includes approximately $299,000 of incentives allowed on other borrowings, and late charges and other items booked as interest expense of approximately $101,000.

The Company was not in compliance with certain covenants under the terms of the December 1997 and June 1998 Debenture and Warrant transaction documents. Consequently these debentures are classified as current debt in the Company's financial statements and the Company's statements of operations reflect amortization of deferred charges on these loans so that the full amount of the debt is shown at June 30, 1998. Interest expense in the three month period ended June 30, 1998 contains approximately $1,913,000 of amortization of the original discount on the Debentures sold in December 1997 and June 1998 of which approximately $1,445,000 represents accelerated amortization of the deferred interest and original issue discount on this debt.

Loss from Continuing Operations before Income Tax Expense and Discontinued
 Operations

Loss from continuing operations before income tax expense and discontinued operations increased from approximately $2,213,000 in the three months ended June 30, 1997, to approximately $7,629,000 for the same period in 1998. This increase reflects the substantial increases in expenses from 1997 to 1998 including the write-off of the Company's chip development project.

Six Months Ended June 30, 1998, Compared to June 30, 1997.

Revenues

Revenues for the six months ended June 30, 1998 were approximately $40,000 as compared to approximately $101,000 for the same period in 1997. The revenue in 1997 was from the sale of four developer kits to prospective purchasers of the Company's single chip encoder. There were no such sales in 1998, but sales of pre-production board level products partially offset this decline.

Cost of goods sold

Cost of goods sold declined from approximately $29,000 or 29% of revenue in the first half of 1997 to approximately $22,000 or 55% of revenue in the same period of 1998. This reflects the different cost structures of the developer kits and the pre-production boards. Neither percentage necessarily predicts accurately the cost of sales that the Company might experience at such time, if any, that production level products begin to ship.

Research and development

Research and development was approximately $2,765,000 in the first half of 1998 up by approximately $696,000 from the level in the first half of 1997. Consulting expenses increased by approximately $941,000 between the two periods as the Company attempted to complete development of its single chip encoder. As part of the effort to complete the chip, payroll costs were also higher by approximately $453,000. This was offset by a decrease in the compensation expense recognized under APB 25 in 1998 of approximately $578,000. In the first half of 1997 the Company recognized a $500,000 expense for the cost of incomplete technology acquired in exchange for stock.
This expense was not repeated in 1998.

At the end of June 1998, the management of the Company took significant steps to reduce research and development costs. The project to develop the single chip encoder, and several other development projects were terminated. The Company substantially reduced the size of its research and development staff, terminated several consulting contracts, and continued development on only those projects that were deemed to be closest to market. Accordingly, the Company's expenses for research and development are expected to be lower in the quarters immediately after June 30, 1998 than they were in the first two quarters of 1998.

Selling, general and administrative

Selling, general and administrative expenses were approximately $4,626,000 in the first half of 1998 as compared to approximately $2,217,000 in the same period of 1997, an increase of approximately $2,409,000. Selling, general and administrative activity in the first half of 1998 was higher than it was in 1997 at the Company prepared for expected product releases, and staffed up to support expected sales. Actual cash payroll increased by approximately $885,000 in the first half of 1998 as compared to 1997, and compensation imputed for the issuance of stock options at prices below market increased by approximately $614,000. Legal and accounting expenses in the first half of 1998 increased by approximately $484,000 from the first half of 1997 due in large part to the costs of SEC filings and substantial increase in the cost of litigation. Travel, entertainment, and trade show costs in the first half of 1998 increased by approximately $255,000 relative to the first half of 1997 in large measure due to the costs of attending the National Association of Broadcasters trade show in 1998.

In June of 1998, the management of the Company took steps to reduce the rate of selling, general and administrative spending. Payroll was reduced significantly, plans for future trade shows were reduced, litigation was settled or put into contingent fee arrangements as much as possible, and non-core business activities were eliminated. As a result, management anticipates that selling, general and administrative expenses will be substantially lower for at least the balance of 1998 than they were in the first half.

Interest expense, net of interest income

Interest expense, net of interest income was approximately $3,449,000 in the six months ended June 30, 1998. During the entire first half of 1998 the Company carried debt in excess of $6 million, on which the stated interest was approximately $333,000. No such debt was outstanding in the same period of 1997. Interest income was not significant in the either the first half of 1997 or the first half of 1998.

The Company was not in compliance with certain covenants under the terms of the December 1997 and June 1998 Debenture and Warrant transaction documents. Consequently these debentures are classified as current debt in the Company's financial statements and the Company's statements of operations reflect amortization of deferred charges on these loans so that the full amount of the debt is shown at June 30, 1998. Interest expense in the six month period ended June 30, 1998 contains approximately $2,690,000 of amortization of the original discount on the Debentures sold in December 1997 and June 1998 of which approximately $1,445,000 represents accelerated amortization of the deferred interest and original issue discount on this debt.

Management anticipates that the Company will continue to experience high levels of interest expense in future quarters due to the debt incurred to fund operations. Issuance of new Debentures after June 30, 1998 increases the level of stated interest, and also creates imputed interest through amortization of original discount. See: "Note 3 - Subsequent Events", and "Liquidity and Capital Resources". Until such time, as any, that the Company is able to generate enough cash internally to fund its operations, it will need to rely on external funding. If that external funding is in the form of debt, interest expense will be incurred. Interest expense reported in future quarters will also reflect the immediate amortization of deferred interest charges, if any, on newly placed debt as long as the Company remains out of compliance with the covenants of its debenture agreements, and is obligated to report such debt as a current liability.

Liquidity and Capital Resources

Through June 30, 1998, the Company funded its operations primarily through the sale of stock and placement of debt. On June 30, 1998, the Company had a cash balance of approximately $1,225,000 and a working capital deficit of approximately $10,003,000. This compares with cash of approximately $4,149,000 and a working capital deficit of approximately $1,454,000 at December 31, 1997. The decrease in cash is primarily due to the operating losses of the Company, partially offset by non-cash expenses and increases in debt. The decrease in working capital is further effected by the reclassification of convertible debentures from long term to current debt because the Company was not in compliance with certain of the terms of the debentures.

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

On June 26, 1998, Micro Technologies converted its remaining balance on the credit facility of $317,358 into common stock and terminated the credit facility. As an inducement to Micro Technologies to make this conversion, the Company allowed Micro Technology to convert into 1,220,608 shares at the then market price of the stock, $.26 per share, as opposed to the conversion price under the credit facility, which would have averaged approximately $2.40 per share. The Company recognized an additional expense of approximately $261,000 in the three and six month periods ended June 30, 1998 for the value of the additional stock issued to Micro Technology to induce the conversion.

To provide for additional working capital, on August 28, 1998, the Company issued additional Debentures in the aggregate principal amount of $500,000, with the right to issue up to $1 million more Debentures in September and/or October 1998 under the same terms. The Debentures accrue interest at the rate of 7% per annum and are convertible into shares of the Company's Common Stock at a conversion price equal to the lesser of (i) 125% of the five-day average share price at the time of issuance and (ii) 80% for conversions prior to 120 days after issuance, 77.5% for conversions 120-150 days after issuance, and 75% thereafter. The Debentures have a term of five years, expiring August 28, 2003, and are secured by all of the assets of the Company. As part of the issuance of the Debentures, the Company issued to the Debenture holders five year warrants to purchase up to 75,000 shares of Common Stock at $.50 per share.

On December 15, 1998, the Company issued an additional $500,000 in Debentures for working capital under the same terms as those issued in August of 1998. In conjunction with the sale of these Debentures, the Company issued to the Debenture holders five year warrants to purchase up to 125,000 shares of Common Stock at $.50 per share.

On January 15, 1999, the Company issued an additional $750,000 in Debentures for working capital under the same terms as those issued in August and December of 1998. In conjunction with the sale of these Debentures, the Company issued to the Debenture holders five year warrants to purchase up to 187,500 shares of Common Stock at $.50 per share.

There can be no assurance that the Company will be successful in its efforts to internally generate the cash that will be required to fund the Company's operations and to pay off the liabilities incurred in prior periods. In this event, the Company will require additional funding to finance its operations. Traditionally, the Company has financed its operations through the issuance of convertible debentures, but no assurance can be given that the Company will be able to secure additional financing or, if it can, that it will be available on terms favorable to the Company.

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

As of February 1, 1999, the Company has initiated communications with significant suppliers and large customers to determine the extent to which those third parties' failure to remedy their own Year 2000 Issues may materially effect the Company and its subsidiaries. The Company has not received any indication from its suppliers and large customers that the Year 2000 Issue may materially effect their ability to conduct business. Upon receipt of the responses, the Company will assess what steps, if any, will be necessary.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

On July 21, 1998, Mr. Thomas E. Burke, the Company's former president, filed a statement of claim with the American Arbitration Association, San Francisco,
California. Mr. Burke is claiming the Company has breached his employment contract by failing to pay him a lump-sum cash payment of $1 million, salary, bonuses, expenses and other payments under his employment contract. In September 1998, Mr. Burke also filed claims for unpaid wages with the California State Labor Commissioner. The Company believed that Mr. Burke made certain misrepresentations and vigorously defended itself in this action. On December 14, 1998, the Company and Mr. Burke settled their respective claims against each other, such settlement including a payment by each party to the other. The amount of these payments was not material to the Company.

In August 1998, the Staff of the Division of Enforcement of the Securities and Exchange Commission advised the Company that the Commission had issued a formal order for private investigation. The investigation involves allegations that, since January 1, 1995, certain of the Company's present or former officers, directors, employees, business consultants, investment bankers, and/or certain other persons or entities associated with the Company, may have employed devices, schemes, or artifices to defraud, by, among other things, making undisclosed payments to certain registered representatives relating to sales of the Company's securities, and by manipulating the Company's stock price. Discovery has been initiated.

The Company has been threatened or served with a number of lawsuits from vendors for collection of amounts due by the Company for unpaid trade payables. To date the Company has been able to amicably settle several such suits on terms that were not materially adverse to the Company, and anticipates that it will do so for the suits still outstanding. There can be no assurance, however, that the number of these suits that are filed, or the terms that might be allowed for settlement will not create material hardship to the Company in the future. Management anticipates that the number of such suits might increase over time as the Company's unpaid obligations age further if more vendors conclude that legal action is the prudent course to pursue for collection.

Item 2.  Changes in Securities and Use of Proceeds. - Not Applicable

Item 3.  Defaults Upon Senior Securities. - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders. - Not Applicable

Item 5.  Other Information.

On June 23, 1998, Frank J. Alioto was elected President and appointed to the Company's board of directors. Mr. Alioto replaced Thomas E. Burke who resigned as President and a director of the Company on June 5, 1998. Mr. Burke resigned from the Company stating that the Company had breached his employment contract. See "Item 1. Legal Proceedings". Further, in June 1998, Peter Sprague resigned as a director. In December 1998 Frank Alioto replaced Mark Koz as the Chairman of the board of directors. In January 1999 Stanton R. Creasey, the Company's Chief Financial Officer, was appointed to the board of directors. The board currently consists of seven members. Further, as part of the management restructuring, in June 1998 the Company and Mr. Koz mutually agreed to amend his employment contracts to provide for, among other things, no severance upon termination and in December 1998 Mr. Koz's employment with the Company was terminated. Mr. Koz remains as a director of the Company. Mr. Anderson has resigned from his position as Director of Strategic Planning and President of the Company's Entertainment Division, but still remains as a director of the Company.

In light of the corporate restructuring and new president, the board of directors decided to focus the Company on the development of video compression technology products in the areas of digital television (DTV), communications and digital video disks (DVD). As a result of this emphasis, the Company decided to discontinue and seek a buyer for the ASIC design project and to discontinue Sierra Vista Entertainment. During the six month period ending June 30, 1998, the Company recognized a loss of approximately $1,555,000 as a result of the discontinuance of Sierra Vista Entertainment. See: "Note 2 - Discontinued Operation", and "Management's Discussion and Analysis or Plan of Operation".

To provide for working capital since December 1997, the Company has issued an aggregate face value of $9,750,000 of convertible debentures to two investor funds that are affiliated with each other. See: "Note 3 - Subsequent Events" to the Company's financial statements. At January 15, 1999 the average price at which these convertible debentures could be converted into the Company's Common Stock was approximately $.10 per share. If these two investors had exercised their conversion rights at that time they would have owned approximately 81% of the outstanding Common Stock of the Company, giving them effective control of the Company. Because the price at which most of these convertible debentures can be converted into common stock changes in concert with movements in the market price of the Company's common stock, the actual percentage of control that these two funds might acquire at any given time could be greater or less than the figure determined as of January 15, 1999.

The Company was not in compliance with certain covenants under the terms of the December 1997 and June 1998 Debenture and Warrant transaction documents. Consequently these debentures are classified as current debt in the Company's financial statements.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

               10.26 Convertible Debenture Purchase Agreement, dated as of December 15, 1998 between InnovaCom, Inc. and JNC Strategic Fund;

               10.27 Debenture, dated as of December 15, 1998 between InnovaCom, Inc. and JNC Strategic Fund;

               10.28 Warrant, dated as of December 15, 1998 between InnovaCom, Inc. and JNC Strategic Fund;

               10.29 Registration Rights Agreement, dated as of December 15, 1998 between InnovaCom, Inc. and JNC Strategic Fund;

               10.30 Security Agreement, dated as of December 15, 1998 between InnovaCom, Inc. and JNC Strategic Fund;

               10.31 Convertible Debenture Purchase Agreement, dated as of January 14, 1999 between InnovaCom, Inc. and JNC Strategic Fund;

               10.32 Debenture, dated as of January 14, 1999 between InnovaCom, Inc. and JNC Strategic Fund;

               10.33 Warrant, dated as of January 14, 1999 between InnovaCom, Inc. and JNC Strategic Fund;

               10.34 Registration Rights Agreement, dated as of January 14, 1999 between InnovaCom, Inc. and JNC Strategic Fund;

               10.35 Security Agreement, dated as of January 14, 1999 between InnovaCom, Inc. and JNC Strategic Fund;

                                                     SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  INNOVACOM, INC.
                                                  (Registrant)



Date:  February 17, 1999                         /S/ FRANK J. ALIOTO
                                                 ------------------------------
                                                 Frank J. Alioto, President and
                                                 Chief Executive Officer


Date:  February 17, 1999                         /S/ STANTON CREASEY
                                                 ------------------------------
                                                  Stanton Creasey, Chief
                                                  Financial Officer