Form 10QSB
period 1998-09-30
INNOVACOM INC
filed 1999-03-19
CIK 1030906

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1998

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding as of February 25, 1999 was 24,829,815

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


                                                                   SEPTEMBER 30,
                                                                        1998
                                 ASSETS

CURRENT ASSETS
   Cash                                                                $     25
   Accounts receivable - trade, net of allowance for
      doubtful accounts of $91                                               31
   Prepaid expenses and other                                                88
                                                                       --------

      Total current assets                                                  144

Property and equipment, net                                                 351
Deposits                                                                     37
                                                                       --------
TOTAL ASSETS                                                           $    532
                                                                       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Note payable - related parties                                      $    164
   Convertible debentures                                                 7,400
   Accounts payable                                                       1,995
   Accrued liabilities                                                    1,696

   Liabilities in excess of assets of discontinued
     operations                                                              54
                                                                       --------
      Total current liabilities                                          11,309
                                                                       --------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.001 par value, 50,000 shares authorized,
      24,966 shares issued and outstanding                                   25
   Warrants                                                               1,378
   Additional paid-in capital                                            22,268
   Deficit accumulated during development stage                         (34,448)
                                                                       --------
      Total stockholders' equity (deficit)                              (10,777)
                                                                       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $    532
                                                                       ========

See accompanying notes to these condensed consolidated financial statements.

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                                                                MARCH 3, 1993
                                                 THREE MONTHS ENDED      NINE MONTHS ENDED     (INCEPTION) TO
                                                    SEPTEMBER 30,          SEPTEMBER 30,        SEPTEMBER 30,

                                               1997          1998        1997           1998         1998
                                               ----          ----        ----           ----         ----

REVENUES                                    $     48       $     37    $    149    $      77      $     226
                                            --------       --------    --------    ---------      ---------
COSTS AND EXPENSES
  Cost of goods sold                              24            138          53          160            213

  Research and development                       919            189       2,988        2,954         10,054
  Selling, general and administrative          1,533            708       3,750        5,334         15,819
  Impairment loss on property and equipment        -              -           -          937            937
                                            --------       --------    --------    ---------      ---------
    Total costs and expenses                   2,476          1,035       6,791        9,385         27,023
                                            --------       --------    --------    ---------      ---------
OPERATING LOSS                                (2,428)          (998)     (6,642)      (9,308)       (26,797)
                                            --------       --------    --------    ---------      ---------
OTHER INCOME AND EXPENSE
  Interest expense, net of interest income       575            612         575        4,061          5,278
  Debt conversion expense                          -              -           -          261            261
  Other expense                                    -              -           -            -             34
                                            --------       --------    --------    ---------      ---------
    Total other expense                          575            612         575        4,322          5,573
                                            --------       --------    --------    ---------      ---------
Loss from continuing operations before
  income tax expense and discontinued
  operations                                  (3,003)        (1,610)     (7,217)     (13,630)       (32,370)
Income tax expense                                 1              -           2            2              6
                                            --------       --------    --------    ---------      ---------
Loss from continuing operations               (3,004)        (1,610)     (7,219)     (13,632)       (32,376)
                                            --------       --------    --------    ---------      ---------

Loss on disposal of discontinued operation         -              -           -        1,155          1,155
Loss from operations of discontinued operation,
  net of income tax expense                      239              -         541          400            917
                                            --------       --------    --------    ---------      ---------
Loss from discontinued operations                239              -         541        1,555          2,072
                                            --------       --------    --------    ---------      ---------

Net Loss                                    $ (3,243)      $ (1,610)   $ (7,760)   $ (15,187)     $ (34,448)
                                            ========       ========    ========    =========      =========
Basic and diluted net loss per common share
  Continuing operations                     $  (0.14)      $  (0.06)   $  (0.44)   $   (0.61)
  Discontinued operations                      (0.01)             -       (0.03)       (0.07)
                                            --------       --------    --------    ---------
  Basic and diluted net loss per common
    share                                   $  (0.15)      $  (0.06)   $  (0.47)   $   (0.68)
                                            ========       ========    ========    =========

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                   21,062         24,894      16,456       22,335
                                            ========       ========    ========    =========


See accompanying notes to these condensed consolidated financial statements.

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                                MARCH 3, 1993
                                                                     NINE MONTHS ENDED         (INCEPTION) TO
                                                                       SEPTEMBER 30,            SEPTEMBER 30,

                                                                  1997             1998              1998
                                                                  ----             ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss from continuing operations                         $   (7,219)      $   (13,632)     $   (32,376)
   Adjustments to reconcile net loss from continuing
      operations to net cash used in operating activities:
      Depreciation and amortization                                   256               244              681
      Amortization of discount on long-term debt                        -             2,346            2,346
      Impairment loss on property and equipment                         -               937              937
      Interest related to beneficial conversion features
         of notes payable and long-term liabilities                   541               832            1,933
      Compensation recognized upon issuance of stock
         and stock options                                          1,122               550            5,708
      Expense recognized upon issuance of stock for
         Conversion incentive                                           -               261              261
      Contribution of product license                                   -                 -            1,275
      Contribution of technology                                      500                 -              500
      Write-off acquisition costs                                       -                68               68
      Write-off related party receivable                               25                 -              140
   Changes in operating assets and liabilities:
      Cash - restricted                                                 1                 8                -
      Accounts receivable                                               -               (31)             (31)
      Other receivables                                                (9)                -                -
      Prepaid and other expenses                                     (133)               88              (88)
      Deposits                                                        (44)               53              (37)
      Accounts payable                                                199             1,520            2,211
      Accrued liabilities                                             276               841            2,017
                                                               ----------       -----------      -----------
      Net cash used in operating activities from
          continuing operations                                    (4,485)           (5,915)         (14,455)
                                                               ----------       -----------      -----------

Net loss from discontinued operations                                (541)           (1,555)          (2,072)
   Loss from disposal of assets                                         -                49               49
   Write down of film rights and film cost inventory                    -               277              250
   Write down of goodwill                                               -               848              848
   Change in liabilities in excess of assets of discontinued
      operations                                                        -                54               54
                                                               ----------       -----------      -----------
Net cash used in operating activities from discontinued
   operations                                                        (541)             (327)            (871)
                                                               ----------       -----------      -----------

                                         (continued)



                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                   (continued)

                                                                                                MARCH 3, 1993
                                                                     NINE MONTHS ENDED         (INCEPTION) TO
                                                                       SEPTEMBER 30,            SEPTEMBER 30,

                                                                  1997             1998              1998
                                                                  ----             ----              ----
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash received in acquisition of Sierra Vista                     2,917                 -            2,917
   Advance to related party                                           (25)                -             (140)
   Cost incurred for organization of joint venture                      -                 -              (68)
   Purchases of property and equipment                               (570)           (1,015)          (1,989)
   Proceeds from sale of asset                                          -                 -                4
                                                               ----------       -----------      -----------
      Net cash provided by (used in) investing activities           2,322            (1,015)             724
                                                               ----------       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                                     (39)                -                -
   Proceeds from sale of common stock                                 665                 -            2,898
   Proceeds from notes payable                                      2,166               778            4,865
   Net proceeds from sale of debenture with detachable
      warrants                                                          -             2,500            7,109
   Principal payments on notes payable                                  -              (145)            (245)
                                                               ----------       -----------      -----------
      Net cash provided by financing activities                     2,792             3,133           14,627
                                                               ----------       -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                         88            (4,124)              25

CASH AND CASH EQUIVALENTS, beginning of period                          -             4,149                -
                                                               ----------       -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                       $       88       $        25      $        25
                                                               ==========       ===========      ===========



 See accompanying notes to these condensed consolidated financial statements.

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)


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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments considered necessary to present fairly the Company's financial position at September 30, 1998, results of operations for the three and nine months ended September 30, 1998 and 1997, and the period from inception (March 3, 1993) to September 30, 1998, and the cash flows for the nine months ended September 30, 1998 and 1997, and the period from inception (March 3, 1993) to September 30, 1998. The results for the period ended September 30, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

Note 2 - Discontinued Operation

On June 15, 1998 (measurement date), the Company's Board of Directors decided to discontinue the operations of Sierra Vista Entertainment, Inc. ("Sierra Vista"), its wholly-owned subsidiary and entertainment segment of the business. Accordingly, Sierra Vista is accounted for as a discontinued operation in the accompanying condensed consolidated financial statements. All operations from the measurement date to the date of disposal have been estimated and included in the loss from discontinued operation at September 30, 1998. All assets have been written down to their net realizable value as of September 30, 1998.

The net assets of Sierra Vista included in the accompanying consolidated balance sheet as of September 30, 1998, consisted of the following:

Cash                                                       $    1
Accounts payable                                               55
                                                           ------
Net liabilities in excess of assets                        $   54
                                                           ======

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

In December 1997, the Company issued $5,000,000 face value of Convertible Debentures (the "Debentures"). As discussed below, other Debentures with similar terms have been issued periodically through January 1999.

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

On March 8, 1999, the Company borrowed an additional $600,000 from the investor who had purchased the majority of the Debentures and is evidenced in the form of a note. The note bears interest at 13% and is due on demand.

In connection with the sales of the Debentures in December 1997, June 1998, August 1998, November 1998 and January 1999, and the demand note in March 1999, the Company issued five year warrants to purchase up to an aggregate total of 1,570,000 shares of common stock at prices ranging from $2.42 per share to $.11 per share to two investment brokers.

The Company was not in compliance with certain covenants under the terms of the December 1997 and June and August 1998 Debenture and Warrant transaction documents. Consequently these Debentures are classified as current debt in the Company's financial statements. Interest expense for the nine month period ended September 30, 1998 contains expense of approximately $1,817,000 which represents accelerated amortization of the deferred interest and original issue discount on this debt. Reclassification of the debt from long term to current required presentation of the debt at its full face value, causing the Company to recognize this expense on an accelerated basis.

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

As discussed in "Item 5. Other Information," in June 1998, the Company reevaluated its business and decided to focus the Company in the development of video compression technology in the areas of digital television, communications, and digital video disks. As a result of this emphasis, the Company decided to discontinue its single chip encoder design project, cancel a number of projects and reduce personnel. See: "Liquidity and Capital Resources". Therefore, the results for the nine month period ended September 30, 1998, will not be indicative of future operations.

Revenues

Revenues for the three months ended September 30, 1998 were approximately $37,000 as compared to approximately $48,000 for the same period in 1997. Revenue for the nine months ended September 30, 1998 was approximately $77,000 as compared to approximately $149,000 for the same period in 1997. The revenue in 1997 was from the sale of developer kits to prospective purchasers of the Company's single chip encoder. There were no such sales in 1998, but sales of pre-production and sample products partially offset this decline.

Cost of goods sold

Cost of goods sold was approximately $160,000 in the first nine months of 1998 as compared to approximately $53,000 in the same period of 1997. Cost of sales increased from approximately $24,000 in the third quarter of 1997 to approximately $138,000 in the same period of 1998. The costs of sales in 1997 and in the first half of 1998 consist principally of the material cost of the product shipped. Cost of sales in the third quarter of 1998 contains not only the material cost of the product shipped, but also expenses related to building and staffing a production department in anticipation of product releases. The cost of sales as a proportion of sales experienced in the periods shown in 1997 and 1998 do not necessarily predict the cost of sales that the Company might experience at such time, if any, that production level products begin to ship in normal production volumes. Cost of sales in future periods will depend principally on the volume of production required to support sales.

Research and development

Research and development expense was approximately $2,954,000 and $189,000 in nine and three month periods ended September 30, 1998, respectively. This compared to approximately $2,988,000 and $919,000 for the same periods in 1997. The decline in the third quarter of 1998 relative to the same period in 1997 reflects the actions taken by management in June 1998 to terminate development work on the single chip encoder, and to focus development work on a relatively few products that management believed were close to market. Management's actions decreased essentially all aspects of research and development expense including payroll, outside consultants, and purchases of materials and supplies. Research and development expense in the third quarter of 1998 also reflects a reduction of approximately $232,000 for the effect of a number of accounts payable and other liabilities settled at discounted amounts. Without this reduction, reported research and development expense in the third quarter of 1998 would have been approximately $421,000.

Management intends to continue research and development expense at approximately current levels for at least the next two quarters, but without reductions similar to the discounted liability settlements described above, reported research and development expense in future quarters will be higher than that reported in the current quarter. There can be no assurance that future quarters will contain such similar reductions.

Selling, general and administrative

Selling, general and administrative expenses increased from approximately $3,750,000 in the first three quarters of 1997 to approximately $5,334,000 in the same period of 1998, while dropping from approximately $1,533,000 in the third quarter of 1997 to approximately $708,000 in the same quarter of 1998. The increase in the nine month expenses from 1997 to 1998 is entirely due to increased expense in the first half of 1998 as the Company prepared to release several products. Selling, general and administrative expenses in the third quarter of 1997 contained two large items that were not repeated in the same period of 1998; an expense of approximately $320,000 imputed for the issuance of options to purchase common stock, and an expense of approximately $192,000 related to the purchase of Technical Systems Associates. The purchase of Technical Systems Associates was abandoned in the last quarter of 1997. In addition, while personnel costs were largely unchanged between the third quarters of 1997 and 1998, consulting, marketing, and most other expenses declined in accordance with the Company's cutbacks in June of 1998. The third quarter of 1998 also contained approximately $141,000 of expense reductions recognized from the discounted settlement of accounts payable and other liabilities of the Company, analogous to the expense reductions described in the research and development discussion, above. Without these reductions, selling, general and administrative expense would have been approximately $849,000 in the third quarter of 1998.

Management intends to maintain selling, general and administrative expenses at no greater than the current rate for at least the next two quarters, but if reductions from liability settlements at discount as seen in the current quarter are not repeated in later periods, the amount of expense reported will be higher. There is no assurance that future quarters will contain similar reductions.

Interest expense, net of interest income

Interest  expense,  net of  interest  income was  approximately  $4,061,000  and
$612,000 in the nine and three month periods ended September 30, 1998 as compared to approximately $575,000 in both the same periods in 1997. The Company did not begin to carry significant debt, and had no significant interest expense, until July of 1997. Interest expense reported in the third quarter of 1997 was due in largest part to expense recognized due to conversion incentives allowed to the borrower. Stated interest was approximately $39,000. The last of this debt converted to equity in the second quarter of 1998, and accordingly none of the interest in the third quarter of 1998 related to this debt. Interest expense in the third quarter of 1998 related principally to borrowings under convertible Debentures that began in December of 1997. Stated interest on these Debentures was approximately $123,000. In addition, the Company accrued approximately $120,000 of interest expense in penalties for failure to file registration statements to register the common stock that underlies the conversion feature of these Debentures. Interest income was not significant in any of the periods shown in these financial statements.

The Company was not in compliance with certain covenants under the terms of the December 1997 and June and August 1998 Debenture and Warrant transaction documents. Consequently these Debentures are classified as current debt in the Company's financial statements and the Company's statements of operations reflect amortization of deferred charges on these loans so that the full amount of the debt is shown at September 30, 1998. Interest expense in the nine month period ended September 30, 1998 contains approximately $2,285,000 from the original discount on the Debentures of which approximately $1,817,000 represents accelerated amortization of the deferred interest and original issue discount on this debt. The three month period ended September 30, 1998 contains approximately $372,000 of original issue discount amortization.

Management anticipates that the Company will continue to experience significant levels of interest expense in future quarters due to the debt incurred to fund operations. Issuance of new Debentures after September 30, 1998 increases the level of stated interest, and also creates imputed interest through amortization of original discount. See: "Note 3 - Subsequent Events", and "Liquidity and Capital Resources". Until such time, as any, that the Company is able to generate enough cash internally to fund its operations, it will need to rely on external funding. If that external funding is in the form of debt, interest expense will be incurred. Interest expense reported in future quarters will also reflect the immediate amortization of deferred interest charges, if any, on newly placed Debentures as long as the Company remains out of compliance with the covenants of its Debenture agreements, and is obligated to report such debt as a current liability, and penalties for failure to file registration statements as required by the Debenture agreements.

Liquidity and Capital Resources

Through September 30, 1998, the Company funded its operations primarily through the sale of stock and placement of debt. On September 30, 1998, the Company had a cash balance of approximately $25,000 and a working capital deficit of approximately $11,165,000. This compares with cash of approximately $4,149,000 and a working capital deficit of approximately $1,454,000 at December 31, 1997. The decrease in cash is primarily due to the operating losses of the Company, partially offset by non-cash expenses and increases in debt. The decrease in working capital is further effected by the reclassification of convertible

Debentures from long term to current debt because the Company was not in compliance with certain of the terms of the Debentures.

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

On June 26, 1998, Micro Technologies converted its remaining balance on the credit facility of $317,358 into common stock and terminated the credit facility. As an inducement to Micro Technologies to make this conversion, the Company allowed Micro Technology to convert into 1,220,608 shares at the then market price of the stock, $.26 per share, as opposed to the conversion price under the credit facility, which would have averaged approximately $2.40 per share. The Company recognized an additional expense of approximately $261,000 in the quarter ended June 30, 1998 for the value of the additional stock issued to Micro Technology to induce the conversion.

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

On March 8, 1999, the Company borrowed an additional $600,000 from the same investor who had purchased the majority of the Debentures. The note bears interest at 13% and is due on demand.

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

In light of the corporate restructuring and new president, the board of directors decided to focus the Company on the development of video compression technology products in the areas of digital television (DTV), communications and digital video disks (DVD). As a result of this emphasis, the Company decided to discontinue and seek a buyer for the single chip encoder design project and to discontinue Sierra Vista Entertainment. During the six month period ending June 30, 1998, the Company recognized a loss of approximately $1,555,000 as a result of the discontinuance of Sierra Vista Entertainment. See: "Note 2 Discontinued Operation", and "Management's Discussion and Analysis or Plan of Operation".

To provide for working capital since December 1997, the Company has issued an aggregate face value of $9,750,000 of convertible debentures to two investor funds that are affiliated with each other. See: "Note 3 - Subsequent Events" to the Company's financial statements. At March 8, 1999 the average price at which these convertible debentures could be converted into the Company's Common Stock was approximately $.24 per share. If these two investors had exercised their conversion rights at that time they would have owned approximately 64% of the outstanding Common Stock of the Company, giving them effective control of the Company. Because the price at which most of these convertible debentures can be converted into common stock changes is dependent on movements in the market price of the Company's common stock, the actual percentage of control that these two funds might acquire at any given time could be greater or less than the figure determined as of March 8, 1999.

The Company was not in compliance with certain covenants under the terms of the December 1997 and June and August 1998 Debenture and Warrant transaction documents. Consequently these debentures are classified as current debt in the Company's financial statements.

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INNOVACOM, INC.
                                         (Registrant)



Date:  March 19, 1999               FRANK J. ALIOTO
                                    --------------------------------------
                                    Frank J. Alioto, President and
                                    Chief Executive Officer


Date:  March 19, 1999               STANTON CREASEY
                                    --------------------------------------
                                    Stanton Creasey, Chief Financial Officer