Form 10KSB
period 1998-12-31
INNOVACOM INC
filed 1999-06-04
CIK 1030906

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

     (Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

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

 Title of Each Class
---------------------
    Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes . No X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ended December 31, 1998, were approximately $108,000.

As of April 1, 1999, the aggregate market value of the voting common stock held by non-affiliates was $3,575,803 based on the average bid and ask price of $0.18 per share.

As of April 1, 1999, the number of shares of common stock outstanding was 25,035,796.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one):  Yes    .  No  X .

         With the exception of historical facts stated herein, the following discussion may contain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those anticipated in such forward-looking statements. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, the Company's operating losses, need for additional capital, its ability to develop new products, the security interest in all of the Company's assets, and dependence on key personnel, all of which factors are set forth in more detail in the sections entitled "Certain Considerations" and "Management's Discussion and Analysis or Plan of Operation" herein. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

                                     Part I.

Item 1.  Description of Business

                                    BUSINESS

                             Corporate Information

         The Company is a development stage company focusing on digital video compression, transmission, and processing technology compliant with MPEG-2 standards. It was originally incorporated in Florida in March of 1993 as a research and development company and was essentially dormant until 1996. In March of 1996, the Company began to emphasize the development of broadcast quality encoded video utilizing the Motion Picture Experts Group ("MPEG") second generation standard for video and audio compression ("MPEG-2") and obtained a license from FutureTel, Inc to utilize portions of its development of a video compression chip and related MPEG-2 technology, termed the "Gecko" technology. From 1993 until 1995, Mr. Mark C. Koz, the Company's founder, was also a shareholder, an officer, and director of FutureTel and assisted in the development of the Gecko technology. Mr. Koz terminated his relationship as an officer, director and shareholder of FutureTel and, in connection with his departure, FutureTel licensed the Gecko technology to the Company in exchange for royalties, for a period of seven years and not to exceed $3 million, based on sales of video compression chips utilizing or derived from the Gecko technology. The Company applied certain aspects of the Gecko technology in the project undertaken to development of its single chip video encoder, the DVImpact Chip. This development project was terminated in June 1998.

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

         In May 1997, the Company acquired Sierra Vista Entertainment, Inc., a Nevada corporation ("Sierra Vista") in a share for share exchange by issuing 8,514,500 shares of its Common Stock to Sierra Vista shareholders. Sierra Vista was a motion picture production company and as a result of the acquisition, the Company gained access to approximately $3 million of working capital and a credit facility of up to $5 million. As discussed below, Sierra Vista's operations were discontinued as part of the Company's re-ordering of priorities in June 1998.

         On May 1, 1998, Thomas E. Burke became the Company's new president, replacing Mark Koz. On June 5, 1998, Mr. Burke resigned. Shortly afterward, he filed for arbitration claiming that the Company breached his employment contract, and filed a related claim for unpaid wages with the California State Labor Commissioner. The Company maintained that Mr. Burke had breached his employment contract, and vigorously defended itself against Mr. Burke's actions. On December 14, 1998, the Company and Mr. Burke settled their respective claims against each other, such settlement including a payment by each party to the other. The amount of these payments was not material to the Company.

         On June 23, 1998, Frank J. Alioto was elected President and appointed to the Company's board of directors. In December 1998 Frank Alioto replaced Mark Koz as the Chairman of the Board of Directors.

         Concurrent with the election of Mr. Alioto as President in June 1998, the Board of Directors decided to focus the Company on those projects that had the greatest short-term promise, and that were closest to market. Accordingly, essentially all development effort was focused on the development of video compression technology products in the areas of video transmission and digital video disks (DVD) mastering. At the same time the Company terminated or suspended all non-core activities. The Gecko project was ended, Sierra Vista was discontinued, and the development of an exhibition facility in China was halted. At the same time the Company took other steps to reduce expense and conserve cash, including termination of approximately half of its workforce. One result was a reduction in the loss reported by the Company in its statements of operations. The reported loss in the second half of 1998 was approximately 21% of the loss reported in the first half. In addition, development of shippable products was enhanced. In the fourth quarter of 1998, the Company shipped the first of its MPEG-2 transmission systems to a customer.

Certain Considerations

         In addition to the other information presented in the Annual Report, the Company and its business are subject to certain factors as discussed as follows.

         Limited Operating History. Since its inception, the Company has generated nominal revenues. Its primary activities to date have been the research and development of MPEG-2 products for digital video compression and processing technology. The Company's success is dependent upon the development and marketing of its proposed products, as to which there can be no assurance. Unanticipated problems, expenses, and delays are frequently encountered in developing new products. Other factors that may affect the development of products and their sales include, but are not limited to, new or competing products developed by competitors, the need to develop customer support capabilities and market expertise, delays in product development, manufacturing difficulties, market acceptance, and the success or failure of sales and marketing activities. The Company has no experience in bringing products to market in any substantial manner and the failure of the Company to meet any of the conditions discussed above could have a materially adverse effect upon the Company's operations. No assurances can be given that the Company can or will ever be profitable.

         Operating Losses. Since its inception, the Company has incurred losses. For the years ended December 31, 1998 and 1997, the Company incurred net losses of approximately $16,466,000 and $11,065,000 and has accumulated a deficit of approximately $35,727,000 since inception. The Company expects to continue to incur losses and to continue to increase its deficit until the Company develops and markets its products and gains significant market acceptance. Management anticipates that the Company will continue to incur losses for at least the first three quarters of 1999. No assurances can be given that the Company will ever achieve profitability.

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

         Need For Additional Capital and Dilution. The Company's future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing technological and market developments, and the Company's ability to successfully market its products. Because the Company currently does not have significant revenues, and will not have revenues until it begins to market its products, the Company will be required to raise additional capital through equity or debt offerings to fund its operations. Traditionally, the Company has relied on the sale of debt to meet its capital requirements. Debt financing will result in interest expense, and if convertible into equity, could also dilute then-existing shareholders. Any equity financing could result in dilution to the Company's then-existing stockholders. If the Company is unable to raise additional funds, the Company may be required to reduce its operations. There can be no assurance that additional funding will be available when required on terms acceptable to the Company.

         Litigation Involving the Company. The Company and its officers and directors are involved in a number of legal proceedings. Such litigation includes an action by the Company against former directors and officers of the Company and alleged financial consultants to the Company for, among other things, breach of fiduciary duty, fraud, breach of contract, and RICO. Four defendants in this action are contesting the Company's complaint, and their responses include several counter claims. The Company is considering expanding this suit to name additional defendants. The Company has filed a separate action against its former auditor and its prior attorneys alleging malpractice and conflict of interest. Further, several alleged creditors of the Company have filed actions for the payment of monies. As a result of litigation, the Company has had to spend a substantial amount of time and fees in prosecuting and defending itself in these matters, and will continue to do so in the future. The potential also exists that one or more of the counterclaims made against the Company will be successful, or that the Company might be forced to settle counter claims, which in either case could cause financial loss to the Company.

         In August 1998, the Staff of the Division of Enforcement of the Securities and Exchange Commission advised the Company that the Commission had issued a formal order for private investigation. The investigation addresses in large part the same issues that the Company raised in its RICO suit discussed above. The Company is cooperating with the SEC in this investigation. If the SEC determines that the Company's actions in this matter in 1997 and 1996 were not proper, the Company might be subject to SEC actions that could negatively affect its business.

         Security Interest in the Company's Assets and Current Default Status. In December 1997, the Company issued $5,000,000 face value of Convertible Debentures (the "Debentures", or "Convertible Debentures"). Other Debentures with similar terms have been issued periodically through January 1999. Three Demand Notes (the "Demand Notes") have also been issued in March, April, and May 1999. The outstanding principal and interest of the Debentures and Demand Notes is secured by all of the assets of the Company. Therefore, in the event the Company is unable to repay the Debentures or Demand Notes, the holders will hold a first-priority security interest in the Company's assets upon default. No assurances can be made that the Company will be able to repay all amounts due under the Debentures and Demand Notes when required or that a default will not occur prior to repayment.

         Currently, and for the majority of 1998, the Company is and was in default on certain elements of the Debenture agreements. If the holders of the Debentures were to demand that the Company cure these defaults, and if the Company was unable to comply, the holders of the Debentures could demand immediate repayment of the Debentures. If the Company was not able to find replacement financing to satisfy the Debenture holders and to continue the operations of the Company, it would face the prospect of essential shutdown of all operations. See also "Possible Change of Control and Dilution From Convertible Debentures and Warrants."

         Competition. The digital video and audio industry contains numerous small and large competing companies. See: "Competition", below. Additionally, the Company competes in an industry segment in which numerous competitors have substantially greater resources than the Company. No assurances can be given that existing or potential competitors of the Company will not develop products equal to or better than those developed by the Company or that such products will not receive greater market acceptance.

         Dependence on Independent Manufacturers/Subcontractors and Suppliers of Components. The Company does not maintain its own manufacturing or production facilities, aside from final assembly and test, and does not intend to do so in the foreseeable future. The Company anticipates that major sub-assemblies of its products will be manufactured and its components will be supplied by independent companies. Many of these independent companies may also manufacture and supply products for the Company's existing and potential competitors. The Company does not have any licensing or other supply agreements with its manufacturers and suppliers. Therefore, the Company's suppliers could terminate their relationship with the Company at any time. In the event the Company were to have difficulties with its manufacturers and suppliers, the Company could experience delays in supplying products to its customers.

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

         Dependence on Technology Industries and Technological Obsolescence. The digital video and audio industry is characterized by extensive research and development and rapid technological changes, resulting in very short product life cycles. Further, the video and audio industry is characterized by intense competition among various technologies and their respective proponents. Development of new or improved products, processes or technologies may render the Company's products obsolete or less competitive. The Company will be required to devote substantial efforts and financial resources to enhance its existing products and to develop new products. No assurances can be given that competing products or new products or technology will not be developed by competing companies rendering the Company's products and technology obsolete.

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

         Reliance on Integrators, Distributors, and OEM Customers. The Company's success will depend to a significant extent upon its ability to develop a distribution system with integrators, resellers, and original equipment manufacturers ("OEMs") to distribute and sell the Company's products in the marketplace. No assurances can be given that the Company will be successful in obtaining and retaining the sales channel it requires to market and sell its products successfully.

         Protection of Intellectual Property. The Company has no patents, but does hold trademarks on the Company's name and the names of certain products. The Company is considering filing for patent protection for certain elements of its intellectual property, but is not currently pursuing any significant patent applications.

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

         Concentration of Stock Ownership. As of April 1, 1999, the present directors, executive officers, and stockholders owning more than 5% of the outstanding Common Stock and their respective affiliates beneficially own approximately 29.6% of the outstanding Common Stock of the Company. As a result of their ownership, the directors, executive officers, and more than 5% stockholders and their respective affiliates collectively will have substantial control of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

         Possible Dilution from Employee, Director, and Other Options. As of April 1, 1999, there were options outstanding to acquire an aggregate of 6,332,059 shares of the Company's Common Stock. These options, which are held by current and former employees, directors, and consultants, are exercisable at prices ranging from $.12 to $3.375 per share, but approximately 75% are at prices at or below $.26 per share. If these options are exercised, they could dilute the value of other shareholders' stock, and increase the concentration of stock ownership in the hands of directors and officers. The presence of these options could depress the market price of the Company's stock and effect the cost and terms of future stock placements, if any, by the Company.

         Possible Change of Control and Dilution from Convertible Debentures and Warrants. As of April 1, 1999, the principal balance outstanding of Convertible Debentures, plus the related interest and penalties due was approximately $10,708,000. Under the terms of the Convertible Debenture agreements, at that date, the balance could have been converted into approximately 71,898,000 shares of Common Stock. The price at which the Convertible Debentures can be converted into Common Stock in most part depends upon the current market price of the stock, and in most cases is below the current market price of the Common Stock. In addition at April 1, 1999, there were Warrants outstanding to purchase 2,987,500 shares of the Company's Common Stock at fixed prices ranging from $.11 to $2.43 per share. If these Convertible Debentures are converted into Common Stock, or the Warrants are exercised, they could dilute the value of other shareholders' stock. The presence of these Convertible Debentures and Warrants could depress the market price of the Company's stock and effect the cost and terms of future stock placements, if any, by the Company.

         Conversion of all or a major part of the Convertible Debentures into stock could give the holders of the Debentures ownership of a controlling interest in the Company, and control of all matters requiring stockholder approval. As of April 1, 1999, if the holders of the Convertible Debentures had converted their Debentures and exercised their Warrants, they would have owned approximately 76% of the Company's outstanding Common Stock. As of April 1, 1999, the Company did not have sufficient authorized, unissued Common Stock to satisfy the conversion rights of the Convertible Debentures resulting in a default on the Debentures. The Company is attempting to cure this default by amending the Articles of Incorporation to increase the authorized number of shares of Common Stock at a meeting of shareholders.

         Possible Volatility of Securities Prices. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to the Company, and other events or factors. Moreover, in some future quarter the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the market price of the Company's Common Stock could likely be materially and adversely affected. In addition, the stock market in general, and the market prices for high-tech related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the trading price of the Company's Common Stock, regardless of the Company's operating performance.

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

         Dependence on Key Personnel. The Company's performance is substantially dependent on the performance of its executive officers and key personnel and on its ability to retain and motivate such personnel. Competition between high technology companies for qualified personnel is very high, and opportunities for key employees to move to other companies, including direct competitors are continually present. The loss of any of the Company's key personnel could have a material adverse effect on the Company's business, financial condition and operating results. The Company's success will also depend upon its ability to hire and retain additional qualified personnel. No assurance can be given that the Company will be able to hire or retain such qualified personnel.

Digital Video Industry Overview

         In the past, video images were transmitted and stored almost exclusively in analog formats. Digital video technology, including the Company's technology, has been developed more recently and provides several benefits over analog. For example, unlike analog, digital video can be compressed, providing significant storage and transmission efficiencies, and can be duplicated and transmitted without significant loss of quality. Digital video also allows editing, indexing, distribution, and storage features not available in analog formats. With the recent growth of high bandwidth network capacity, broadcast-quality real-time video over networks using compressed digital video is rapidly becoming available and cost effective.

         The Moving Picture Experts Group ("MPEG") was formed in 1988 to develop a worldwide industry standard for digital compression of video. In 1991, the MPEG committee adopted the first technical standard of digital video compression for full video motion for personal computers, which is known as "MPEG-1." The MPEG committee determined that a higher quality digital video standard was needed for broadcast quality video and eventually adopted the second-generation standard of MPEG for video and audio compression ("MPEG-2"). The MPEG-2 video compression standard defines the standards applicable to broadcast quality video for compression, storage and transmission, and is the standard worldwide for video compression at the professional level. It is the chosen standard for the FCC-mandated migration to digital video broadcast, for all DVD applications, for future HDTV and will appear on computing and networking and communication platforms of all types.

The Company's Products and Technology

          The Company develops core technologies and methodologies and integrates complimentary third party products for digital video compression, transmission, and processing technology applications. The Company's adheres to MPEG-2 non-proprietary "open standards" to enhance flexibility and market appeal for the Company's products. The Company has several products that are either currently released for shipping, or that are in advanced stages of development and are scheduled for release in 1999. In addition the Company has multiple development projects in process or under consideration to enhance the features of products already released or to develop products in complimentary or closely related applications.

         TransPEG(TM). Until recently, video transmission over network was restricted to low frame counts, small viewable windows, and low pixel counts because of data rate limitations within the carriers. Alternatively, carriers with the bandwidth to achieve higher quality video were too expensive for widespread usage. The management of the Company believes that the rapidly increasing data bandwidth now available and becoming available in affordable networks, including both intranet and internet, has created a demand and opportunity for substantial growth in video transmission products to supply real-time, broadcast-quality video.

         The Company is currently marketing four such transmission products in its TransPEG product line. These are interchangeable digital multi-channel transmissions systems that compress video, transmit in standard carrier formats, and decompress at the viewer's location. TransPEG products are available for a variety of standard carriers (ATM, T1/E1, etc.), support unicast, multicast and broadcast transmission, and feature web based controls.

         DVD Impact(TM). DVD Impact is a DVD premastering suite which integrates MPEG-2 video compression developed by the Company with a number of software tools developed by third parties and targets corporate and "prosumer" users for the design of custom DVD's. DVD Impact is currently shipping. This product is intended to be a price/performance leader with most of the functionality of competing high-end systems, but at a much lower price.

         DV-2110. Currently under development, the DV-2110 is an MPEG-2 encoder board, designed to act as the system interface, I/O manager, and host for third party MPEG-2 encoder chips. The Company intends to imbed the DV-2110 in subsequent versions of its TransPEG and DVD Impact products, and to sell the board as a stand alone component, or packaged with certain Company-developed software as an OEM product to customers in markets that the Company does not currently service with its own system level products. The board is intended to be compatible with personal computers running Windows 95 and NT operating systems, and to operate with a variety of video compression hardware. Its modular design and flexible architecture are designed to allow it to function in a wide range of digital audio and video applications in many different hardware and software environments.

Sales and Marketing

         The Company markets its system-based solutions (TransPeg and DVD Impact) to the professional video industry through direct sales calls from the Company's sales force, through professional video dealerships, through system integrators, and by attendance at national and international trade shows. At such time, if any, as the DV2110 is completed, the Company intends to add selected OEM's to its sales channel. Because the Company's products have been in the development stage until recently, the Company has not achieved significant revenue from sales.

Market for the Company's Products

         The markets for the Company's currently shipping products can be divided into two areas. The TransPEG products target users of digital video who wish to transmit this video over standard network carriers. The DVDImpact is intended for producers of digital video content who need to edit and master video in preparation for end user consumption of the video. Additional products under development or under consideration would address the needs of users and producers of broadcast quality video who are replacing their analog video with digital video, and who require new tools to replace their analog-based equipment.

Video Transmission

         With the increase in bandwidth in the internet, in many intranets, and in a variety of available standard point to point carriers, applications in transmission of broadcast quality digital video are emerging rapidly. The Company's target applications include: Movement of video within multi-location video production houses or between multiple contributors to the creation of video content (video collaboration); real time medical diagnosis or consultation between multiple locations; deposition or arraignment by video to avoid prisoner transportation and to reduce costs; education or training from one central location dispersed to satellite classrooms; surveillance or security in applications where video quality is essential; and a wide range of other situations. In general as available carrier bandwidth increases, users are finding ways to utilize broadcast quality digital video to improve their operations, and providers are discovering that broadcast quality digital video is good quality content to fill their pipelines and help justify the pipeline to potential new users.

Video Content Creation

         As the demand for broadcast quality digital video grows, so will the demand for tools to produce it. The Company's first offering into this market is the DVDImpact, an integrated suite of tools intended for a professional level customer who plans to edit digital video content into a completed piece ready for end-user consumption. The target customer includes both the established trade shop that is converting from analog based video technology to digital technology, but also corporate, government, and institutional users who create their own content for internal uses. The Company believes that creation of digital video content by corporate, government, and institutional users for internal consumption could increase sharply with the wide acceptance of DVD format and the rapid decline in the costs associated with the production of close-to-professional-quality digital video content that is seen currently.

         The conversion of the video market from analog to digital is expected to create demand for a wide range of products to replace software and hardware tools that were built to service analog-based video. The Company is developing or considering a number of potential products that are intended to address this demand, with a user look and feel that mimics that of the analog tools being replaced.

Competition

         The Company faces competition from numerous companies, some of which are more established, have greater market recognition, and have greater financial, production, and marketing resources than the Company. The Company's products compete on the basis of certain factors, including first to market, product capabilities, product performance, price, support of industry standard, ease of use, customer support, and user productivity.

         The market for the Company's products is competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company faces direct and indirect competition from a broad range of competitors who offer a variety of products and solutions to the Company's current and potential customers. Many of the Company's competitors have longer operating histories, including greater experience in the market, significantly greater financial, technical, and other resources than the Company, greater name recognition, and a larger installed base of customers. Competition to supply the markets identified by the Company can be expected to grow as the markets mature.

         The Company's competitors include Spruce Technologies, Inc., Sonic Solutions, and Minerva Systems, Inc., which market products that compete with the DVD Impact; and FVC.COM, Inc. and Lucent Technologies, Inc. which compete with the Company's TransPEG products. Several other companies market specialized professional video production boards that are expected to compete with the DV-2110 board at such time, as any, that the Company begins to ship this as an OEM product. Numerous other companies offer products that do or will compete with the Company's products, and the number of competing solutions can be expected to grow. This growth will come both from new companies founded to participate in the markets, and from established companies in related markets widening their product offerings into the markets identified by the Company.

         The Company's competitors can be expected to continue to improve the design and performance of their products, to introduce new products with more competitive prices and performance features, and to market more aggressively into the Company's markets. Creating and maintaining technological and other advantages for the Company's products over its competitors' products will require a continued high level of investment by the Company in research and development and in operations. No assurances can be given that the Company will be able to continue to make such investments or that the Company will be able to achieve the technological advances necessary to achieve competitive advantages.

Research and Development

         For the past two years, the majority of the Company's efforts have been devoted toward the research and development of digital video compression, transmission, and processing. Product development is performed mostly at the Company's headquarters in California by engineering and technical employees, assisted in certain specialized areas by consultants. The Company's total expenditures for research and development were approximately $3,167,000 and $4,388,000 for the years ended December 31, 1998 and 1997, respectively.

FutureTel License Agreement

         In 1996 the Company entered into an agreement with FutureTel whereby FutureTel licensed to the Company certain proprietary technology related to digital video compression in exchange for royalty payments based on sales by the Company that included this technology. Under the license agreement, FutureTel granted the Company the right to develop, manufacture and distribute products using the licensed technology and derivative works. Under the terms of the license agreement, the Company will also have the right to sublicense the technology.

         This licensed technology was incorporated into the Company's design of its single chip MPEG-2 Gecko encoder chip, and when the design effort on this chip was suspended in 1998, the Company ceased using the technology. Aside from a sale or license by the Company to another party of the Company's encoder chip design, an event not considered likely by the Company's management, the Company has no plans to resume use of the technology licensed from FutureTel. No royalty payments have ever been made by the Company to FutureTel.

Sierra Vista Entertainment, Inc.

         Sierra Vista Entertainment, Inc.("Sierra Vista") was incorporated under the laws of Nevada on April 3, 1996, for purposes of engaging in the production of television or theatrical feature films. The Company and Sierra Vista entered into a Plan and Agreement of Reorganization in which the Company acquired 100% of Sierra Vista's issued and outstanding common stock in exchange for 8,514,500 shares of Common Stock of the Company and Sierra Vista became a wholly-owned subsidiary of the Company. In June 1998 the Company's operations were reduced to concentrate on a few products deemed by management to be closest to market release. As part of the steps taken to reduce the Company's use of cash, Sierra Vista was closed, its employees terminated, and its assets liquidated. The operations of Sierra Vista have been presented in the accompanying Financial Statements as discontinued operations. There are no plans to re-activate Sierra Vista's production activities in the future.

China Joint Venture

         The Company entered into a joint venture agreement with CRI, a Chinese corporation located in Beijing ("CRI"), in September 1997. The joint venture intended to establish an exhibition facility in China to display United States technology and products and to provide a forum for various companies and individuals to develop potential business relationships and projects. In connection with entering into the joint venture with CRI, the Board of Directors approved the issuance of 100,000 shares of Common Stock, a payment of $60,000 per year for ten years, and the opportunity to receive up to 50% of the Company's joint venture interest to NATV Marketing ("NATV"). In June 1998 the Company initiated steps to terminate the contracts with both CRI and NATV. In April 1999, the Company reached agreement with both CRI and NATV to terminate the contracts between those entities and the Company. As part of the termination, the Company agreed to issue an additional 100,000 shares of the Company's Common Stock to the principal of NATV, and made cash payments to both CRI and NATV. The amount of the payments was not material to the Company.

Intelligent Instruments Corporation

         In 1997, the Company's Board of Directors tentatively approved the acquisition of Intelligent Instruments, a company wholly-owned by Mark C. Koz, the Company's former President and Chief Executive Officer, for 2 million shares of Common Stock of the Company, subject to certain conditions. In 1998 this tentative approval was withdrawn and the acquisition did not occur. There are no plans to resume this acquisition effort.

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

Innovative Technical Solutions, Inc.

         In January 1998, the Company entered into a binding letter of intent to acquire the business and intellectual property of Innovative Technical Services, Inc. After further review by each party, the parties decided to rescind their agreement without any obligations to the other.

Employees

         As of March 31, 1999, the Company had 26 full-time employees: 4 in production, 10 in research and development, 6 in sales and marketing, and 6 in general and administration.

Item 2.  Description of Property

         The Company is currently renting approximately 18,000 square feet of space in Santa Clara, California, which includes offices and research space under a lease agreement that runs through December 2002 with an option for a three-year extension. The monthly base rent was $28,800 for 1998, increasing by $900 per month for each year thereafter, plus operating expenses for the common areas of the entire complex equal to the Company's pro-rata square footage of the complex (approximately 47% of the building, 27% of the project). The offices house all of the Company's operations including the assembly and final testing required for shipment of the Company's products.

         Sierra Vista previously occupied approximately 2,800 square feet of office space in Beverly Hills, California under a three (3) year lease agreement effective October 1, 1997, which was guaranteed by InnovaCom, Inc. This space was vacated in 1998 and a replacement occupant is being sought. The monthly base rent is $5,882 for the first eighteen months and $6,162 thereafter.

        Sierra   Vista   previously   leased  a   single-family   residence  of
approximately 2,500 square fee in Beverly Hills, California at a cost of $7,000 per month. This lease was terminated in 1998.

Item 3.  Legal Proceedings

         Haynes, et. al. On November 10, 1997, InnovaCom filed suit against Michael D. Haynes, David S. Jett, Manhattan West, Inc., Marketing Direct Concepts, Inc., Checkers Foundation, Atlas Stock Transfer Corporation, Arun Pande, Edwin Reedholm, and others in the Superior Court of the County of San Francisco (Case Number 990965). The complaint alleges that in connection with the reverse merger of Jettson Realty Development Corporation and InnovaCom, a Florida corporation, the Company issued shares of Common Stock to Michael D. Haynes and David S. Jett and entities controlled by them based upon fraudulent misrepresentations. Further, the Company is alleging that Manhattan West and Marketing Direct Concepts and Checkers Foundation, an entity alleged to be controlled by Messrs. Haynes and Jett, were issued fees, Common Stock, and options to acquire shares of Common Stock based upon misrepresentations, including that they could raise capital to assist the Company in its business. The Company has received monies in connection with a stock purchase agreement between the Company and Checkers Foundation, but will not issue the shares of Common Stock until this litigation involving Checkers Foundation has been resolved. The Company is also alleging that Atlas Stock Transfer, the Company's former transfer agent, breached its contract in issuing shares of Common Stock in these transactions. In addition, the Company is alleging that Mr. Pande, a former director and officer of InnovaCom, violated his fiduciary duty by receiving shares of InnovaCom Common Stock based upon misrepresentations and inadequate or no consideration, and made inappropriate and unauthorized expenditures on behalf of the Company for his personal benefit, and that Mr. Reedholm, a former director of the Company, received shares of Common Stock of the Company without the payment of adequate consideration. The Company is also alleging RICO (Racketeer Influenced Corrupted Organizations Act) against all defendants. The Company is seeking damages in excess of $26 million plus punitive damages.

         Settlements have been reached with Mr. Pande, Mr. Reedholm, Marketing Direct Concepts, and with one other defendant for payments of cash by the defendants and relief of a debt previously owed by the Company to two defendants, all in the amount of approximately $350,000. In addition as a part of the settlements, options to purchase 1,098,999 shares of the Company's Common Stock held by the defendants were cancelled. The settlement with Mr. Reedholm included release of his claims against the Company in the Decorah Company lawsuit, discussed below.

         A number of defendants have defaulted and InnovaCom has received an entry of judgment against them. As a result, the Company has cancelled 781,019 shares of its Common Stock, options to purchase 700,000 shares of its Common Stock, and a liability payable of $135,000. An entry of default against one other defaulted defendant is being sought which would allow the Company to cancel an additional 229,310 shares of its Common Stock, and another liability payable of approximately $112,000. The Company is pursuing efforts to fully collect its judgment from the defaulted defendants.

         Manhattan West has filed a counter-claim against the Company alleging breach of its consulting contract with InnovaCom. Further, Atlas Stock Transfer has filed a claim against the Company and all other defendants seeking indemnity. The Company's management does not believe that these counterclaims have significant merit, or that they will result in a material loss to the Company.

         This litigation is still in its initial stages and discovery is continuing.

         In August 1998, the Staff of the Division of Enforcement of the Securities and Exchange Commission advised the Company that the Commission had issued a formal order for private investigation. The investigation involves allegations that, since January 1, 1995, certain of the Company's present or former officers, directors, employees, business consultants, investment bankers, and/or certain other persons or entities associated with the Company, may have employed devices, schemes, or artifices to defraud, by, among other things, making undisclosed payments to certain registered representatives relating to sales of the Company's securities, and by manipulating the Company's stock price. The Company's management does not believe that any sanctions the Company is likely to receive from the Securities and Exchange Commission based upon this investigation will materially affect the Company's financial position or operations. Discovery has been initiated.

         Hoffer, et. al. On September 24, 1998, InnovaCom filed suit against its former auditor and its former attorney in Santa Clara County Superior Court (Case CV 776606) which has since been transferred to Orange County Superior Court No. 803328. The complaint alleges malpractice and conflict of interest with respect to the auditor's and attorney's actions in the time frame covered by the allegations in the Haynes suit, discussed above. This litigation is still in its initial stages and discovery has not yet commenced.

         Maturi. On October 7, 1996, InnovaCom filed a complaint for declaratory relief in Santa Clara County Superior Court (Case No. CV 761218) against Gregory
V. Maturi, a former employee. The complaint sought clarification that Mr. Maturi is not entitled to any further payments or benefits under his employment agreement with the Company, and that certain payments amounting to approximately $150,000 made by InnovaCom to Mr. Maturi should be returned to the Company. On October 18, 1996, Mr. Maturi filed a cross-complaint against the Company for breach of contract, fraud and deceit, and breach of the implied covenant of good faith and fair dealing, seeking damages in excess of $5 million. In 1998 settlement was reached with Mr. Maturi in which the Company made a payment to him that was reimbursed to the Company under the Company's liability insurance.

         Decorah Company. On June 9, 1997, the Decorah Company and Edwin Reedholm, a former director of the Company, filed a complaint against Digital Hollywood, the Company and Mark C. Koz in the Circuit Court of Cook County, Illinois County Department, Law Division, Case No. 97L06866. Plaintiffs are alleging breach of contract in the amount of $7,225 lent to the Company. In addition, Decorah Company is alleging that it has lent funds to Digital Hollywood which have not been repaid and is seeking damages of approximately $900,000. Further, Decorah Company is seeking damages against Mr. Koz because he guaranteed the repayment of the monies by Digital Hollywood to Decorah Company by pledging his Common Stock in the Company. In addition, the Company filed suit against Mr. Reedholm for breach of fiduciary duty in the Haynes, et. al. litigation. The Company's involvement with this suit was settled in conjunction with the settlement discussed above of Mr. Reedholm's involvement in the Haynes, et. al. Lawsuit. Mr Koz and Digital Hollywood have also settled with Mr.
Reedholm and Decorah Company, such settlement to include the transfer of 2,080,000 shares of the Company's stock owned by Mr. Koz, to Decorah Company pursuant to the pledge.

         Collection. The Company has a number of overdue accounts payable to vendors. Several of these vendors have filed suit against the Company to enforce collection. To date the Company has been able to reach settlements on most of these collection actions, but as of April 26, 1999, three of these collection actions seeking to collect a total of approximately $40,000 were still outstanding.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

                                                      Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Company's Common Stock began trading on the OTC Bulletin Board under the symbol "MPEG" on July 19, 1996. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices of the Company's Common Stock on a quarterly basis for the past two fiscal years are as follows:

         Quarter                                   High                 Low
         --------                                  -----                ---
         March 31, 1997                            $6.19                $1.63
         June 30, 1997                             $5.06                $2.44
         September 30, 1997                        $4.38                $2.05
         December 31, 1997                         $3.58                $2.00
         March 31, 1998                            $2.80                $1.53
         June 30, 1998                             $2.80                $0.22
         September 30, 1998                        $0.39                $0.08
         December 31, 1998                         $0.19                $0.08

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

General

         The Company is a development stage company focusing on digital video compression, transmission, and processing technology compliant with MPEG-2 standards. The Company was founded in 1993, and began significant development efforts on a number of chip, board, and system level products in 1996. In 1997 the Company merged with Sierra Vista, a Nevada corporation in the development stages of production and distribution of feature length films. In 1997 and the first half of 1998 the Company also considered or began a number of acquisitions of other companies in addition to Sierra Vista, none of which were finalized. In the first half of 1998 the Company significantly expanded employment, accelerated its efforts to complete the design of its single chip encoder, and incurred the cost for a major presence at the National Association of Broadcasters trade show, all of which increased the Company's use of cash.

         In June 1998 the Company experienced substantial changes in management and direction. The Company discontinued its chip development efforts, closed Sierra Vista, laid off approximately half of its employees, and took substantial steps to reduce all expenses. At the same time the Company's resources were focused on the completion of those few board and system level product projects that management deemed most promising, and closest to market. The effect of these steps is reflected in the Company's operating results. The reported loss for the first half of 1998 was approximately $13,577,000 as compared to a loss of approximately $2,889,000 in the second half of 1998. In the second half of

1998, the first of the Company's products were released to production and the first deliveries were made to customers. In 1999, the Company is scheduled to release and begin shipment of multiple additional products, and to emerge from development stage into full production.

         Management anticipates that the Company will begin to achieve profitability from operations by the end of 1999, but that the Company will experience a loss for 1999 as a whole. The Company will be required to raise additional capital in 1999 to fund its initial losses and to fund increased accounts receivable and inventory. No assurances can be given that the Company will become profitable or that additional funding will be available or, if available, that it will be on terms favorable to the Company.

         Product development in 1999 is planned to finish those projects close to completion at the end of 1998, and to add functionality and reduce costs with updated versions of the products released in early 1999 and late 1998. In addition, the Company will also invest in the development of a limited number of products complimentary to existing products, or that use existing Company technology in applications closely related to the Company's current markets. Management anticipates modest increases in the staffing in its research and development efforts and in production, marketing, and sales in 1999.

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

Year Ended December 31, 1998 Compared to December 31, 1997

Revenues

         Revenues for the year ended December 31, 1998, were approximately $108,000 as compared to approximately $149,000 for the year ended December 31, 1997. The revenue in 1998 includes sales of approximately $31,000 in the fourth quarter of the Company's first finished products, and of approximately $77,000 in the first three quarters of pre-production and sample products. The revenues in 1997 were from shipments of developer systems to five customers who purchased the systems to begin development of their own software in anticipation of the Company's commercial release of its encoding products.

Cost of goods sold

         Cost of goods sold was approximately $339,000 for the year ended December 31, 1998, as compared to approximately $53,000 for the year ended December 31, 1997. This cost in 1997 was principally the material cost of the developer systems shipped, while in 1998 it also included costs of building and staffing a production department. Cost of good sold as a percentage of sales as seen in both 1998 and 1997 is not necessarily representative of the level that the Company expects to experience at such time, as any, that products ship to customers in commercial volumes.

Research and development

         Research and development expense was approximately $3,167,000 in the year ended December 31, 1998, a decrease of approximately $1,221,000, from the research and development expense of approximately $4,388,000 for the year ended December 31, 1997. This reduction results from decreases from 1997 to 1998 of approximately $1,200,000 in the imputed compensation expense recognized under APB 25 and $500,000 in expense for purchased technology. These expense reductions from 1997 to 1998 were partly offset by an increase of approximately $381,000 in consulting expense in 1998 relative to 1997.

Selling, general and administrative

         Selling, general and administrative expenses were approximately $5,561,000 for the year ended December 31, 1998, as compared to approximately $4,804,000 during the same period in 1997. The increase from 1997 to 1998 was due in largest part to an increase of approximately $458,000 in sales and marketing expenses, particularly for the costs of attending the National Association of Broadcasters show in 1998. General and administrative payroll expense also increased, mostly due to the approximately $386,000 paid to or for Thomas Burke, the Company's former president, and to increased rent expense of approximately $245,000 caused by the Company's occupation of new space in January 1998. General and administrative expense in 1997 also included a cost of approximately $358,000 related to the acquisition of Technical Systems Associates, which was initiated and then abandoned in 1997. 1998 did not contain a similar item.

Impairment loss on property and equipment

         In June 1998, the Company abandoned its chip development efforts, which reduced the value of the development equipment and software that had been purchased for this work. The Company recognized an expense of approximately $937,000 at that time to write these assets down to their realizable value. No corresponding expense occurred in 1997.

Interest expense, net of interest income

         Interest expense, net of interest income increased from approximately $1,208,000 during the year ended December 31, 1997, to approximately $4,751,000 for the year ended December 31, 1998. This increase resulted from a substantial increase in the level of debt outstanding in 1998 relative to 1997, and to a change in the nature of the debt.

         In 1997 interest expense arose principally from advances against a credit facility that the Company acquired as a result of the acquisition of Sierra Vista. In 1998, stated interest, and interest expense imputed on this credit line to reflect its beneficial conversion feature into common stock totaled approximately $260,000. The balance on this credit line was converted into Common Stock of the Company in May and June of 1998. The Company induced the holder of this credit facility to convert its June balance into Common Stock by allowing conversion at market price at the date of the conversion, which was substantially below the conversion price specified under the terms of the credit facility. This beneficial conversion gave rise to approximately $261,000 of additional expense, which was reported as debt conversion expense in the statement of operations for 1998.

         Interest expense in 1998 also includes amounts related to the Convertible Debentures, the first of which were issued in December 1997, with additional Debentures issued in June, August, and December 1998 to the first investor, and to one other investor who is related to the first. Stated interest on these Debentures was approximately $432,000 in 1998. Interest expense in 1998 also included approximately $3,455,000 of imputed interest, which represents the value of the beneficial conversion feature of the Debentures and the value of warrants issued to the Debenture holders and to the brokers who arranged the financing. Ordinarily this imputed interest would be amortized over the life of the Debentures, but the Company is in default on the Debentures at December 31, 1998, and accordingly, the gross amount of the Debentures is shown as a current liability and the entire imputed interest is recognized in 1998. Under the terms of the Debenture agreements, the Company is obligated to register the Common Stock underlying the conversion feature within specified periods. The Company has not done this, and accordingly, approximately $360,000 in penalties has been accrued in 1998 and is included in interest expense.

         Interest income was not material in either 1997 or 1998.

Income Tax Expense

         Income tax expense was approximately $1,600 for the two years ended December 31, 1997 and 1998. This represents the minimum franchise tax payable to the State of California for the Company and its non-operating Florida subsidiary.

Loss from discontinued operations

         On  June  15,  1998,  the  Company's  Board  of  Directors  decided  to discontinue the operations of Sierra Vista, its wholly-owned subsidiary and entertainment segment of the business. At that date, the Company wrote down Sierra Vista's assets to disposal value. The effect of this was the loss on disposal of discontinued operations of approximately $1,155,000 reported in 1998. There was no corresponding item in 1997. The loss from operations of the discontinued operation decreased from approximately $759,000 in 1997 to approximately $400,000 in 1998 in largest part because Sierra Vista operated for a shorter period of time in 1998 than it did in 1997.

Liquidity and Capital Resources

         As of December 31, 1998, the Company had negative working capital of approximately $11,851,000. At this time, the Company has no substantial revenues, and does not anticipate any substantial revenues until such time, as any, that products are completed and successfully marketed. Historically, the Company has funded its operations through sale of equity and debt. The Company expects to continue to finance its operations in this manner for the immediate future. The Company is currently in discussions with several investors to finance the Company through the issuance of stock or convertible debentures, but no assurance can be given that these discussions and negotiations will culminate in adequate funding, or any funding at all. In the event that the Company is unable to obtain adequate financing, there will be a material adverse effect on the Company's ability to meet its business objectives.

         Net cash used in operating activities from continuing operations totaled approximately $7,182,000 during fiscal 1998 and $6,319,000 during fiscal 1997. Discontinued operations used additional cash of approximately $319,000 and $787,000 in 1998 and 1997, respectively. This cash usage resulted primarily from the net losses of approximately $16,466,000 in 1998 and $11,065,000 in 1997. The net loss during 1998 was offset by non-cash interest expense imputed on the Convertible Debentures issued in 1997 and 1998, increase in accounts payable and accrued liabilities, write down of the discontinued assets of Sierra Vista, and the write down of assets impaired when the Company closed its chip development efforts. The net loss during 1997 was offset by non-cash items relating to interest expense from the discount resulting from the beneficial conversion feature of the credit facility, compensation expense recognized upon the issuance of Common Stock and stock options, and the acquisition of technology for Common Stock expensed.

         Net cash flows from financing activities totaled approximately $4,603,000 during fiscal 1998 as compared to approximately $9,217,000 during 1997. During 1998 the Company received $4,000,000 from the sale of Convertible Debentures. Also in 1998 the Company received approximately $778,000 from four other lenders of which approximately $174,000 was repaid, and approximately $468,000 converted into Common stock. In 1998 the Company purchased approximately $1,217,000 of property and equipment. During fiscal 1997, the Company received approximately $2,917,000 in connection with the acquisition of Sierra Vista Entertainment, approximately $665,000 from the sale of Common Stock to an investor, $4,609,000 upon the issuance of debentures and $3,982,000 drawn down from the credit facility. This cash received was offset by the acquisition of property and equipment of approximately $768,000.

         Between December 1997, and December 31, 1998, the Company issued a total of $9,000,000 face value of Convertible Debentures to two investors who are related to each other. The convertible debentures bear interest at 7% and are due five years after issuance.

         At the end of 1998 the Company owed $8,790,000 on Convertible Debentures which is net of $210,000 converted into Common Stock during 1998, and another $135,000 on short term notes to related parties. Accrued liabilities included approximately $798,000 in accrued interest and penalties related to these debts.

         On December 22, 1997, the Company issued $5 million in the aggregate of Convertible Debentures receiving approximately $4,609,000 in net proceeds. The convertible debentures bear interest at 7% and are due December 22, 2002. The debentures are convertible into Common Stock in increments of one-third; one-third may be convertible upon the earlier of the effective date of a registration statement or after the 120th day after the original issue date; one-third after the 120th day of the original issue date but prior to the 150th day from the original issue date; and one-third after the 150th day from the original issue date. . The Debentures are convertible into shares of the Company's Common Stock at a conversion price equal to the lesser of (i) $3.47 and (ii) 85% for conversions prior to 120 days after issuance, 82.5% for conversions 120-150 days after issuance, and 80% thereafter. In connection with the private placement, the Company issued five-year warrants to purchase 250,000 shares of Common Stock at $3.00 per share and for 250,000 at $4.00 per share. During 1998, the holders of these Debentures converted a total of $210,000 face value, plus approximately $11,000 of accumulated interest, into 1,459,539 shares of Common Stock.

         On June 29, 1998, the Company issued $2 million in the aggregate of Convertible Debentures that bear interest at 7% and are due June 29, 2003. The debentures are convertible into the Company's Common Stock at a conversion price of $.35 per share. In connection with the issuance of these Debentures, the Company issued the Debenture holder five-year warrants to purchase 500,000 shares of Common Stock at $.50 per share.

         On August 28, 1998, the Company issued additional Debentures in the aggregate principal amount of $500,000, with the right to issue up to an additional $1 million more Debentures under the same terms. In October and November of 1998, a total of $1 million more Debentures were issued. The Debentures accrue interest at the rate of 7% per annum and are convertible into shares of the Company's Common Stock at a conversion price equal to the lesser of (i) 125% of the five-day average share price at the time of issuance and (ii) 80% for conversions prior to 120 days after issuance, 77.5% for conversions

120-150 days after issuance, and 75% thereafter. The Debentures have a term of five years, expiring August 28, 2003, and are secured by all of the assets of the Company. As part of the issuance of the Debentures, the Company issued to the Debenture holders five-year warrants to purchase up to 75,000 shares of Common Stock at $.50 per share. Also in this transaction, the Company canceled previously issued warrants to purchase up to 250,000 shares of Common Stock at $3.00 per share and up to 250,000 shares at $4.00 replacing the canceled warrants with a like number of five-year warrants to purchase Common Stock at a price of $.50 per share.

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

         In March, April, and May 1999, the Company borrowed an additional total of $1,650,000 from the investor who had purchased the majority of the Debentures evidenced in the form of a three notes. The notes bear interest at 13% and are due on demand. In conjunction with this funding, the Company issued the holder of the notes five year warrants to purchase up to 1,000,000 shares of Common Stock at $.60 per share.

         In connection with the sales of the Debentures in December 1997, June 1998, August 1998, November 1998 and January 1999, and the demand notes in March, April, and May 1999, the Company issued five year warrants to purchase up to an aggregate total of 1,780,000 shares of common stock at prices ranging from $2.43 per share to $.11 per share to two investment brokers.

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

         The Company's operations are now based on software applications that the Company believes to be Year 2000 compliant. This included recent purchase of Year 2000 compliant versions of software for its computer, security, and communications systems, as necessary. The Company has not yet identified any Year 2000 problem but will continue to monitor the issues. No assurances can be given that the Year 2000 problem will not occur with respect to the Company's computer systems.

         The Company believes that its products are Year 2000 compliant. The Company has initiated communications with significant suppliers to determine the extent to which those third parties' failure to remedy Year 2000 issues in their own operation or in their products might materially effect the Company's operations or products. The Company has not received any indication from its suppliers that the Year 2000 Issue may materially effect their ability to conduct business or supply Year 2000 compliant products to the Company. In addition, the Company continues to test its products and the third party software it purchases for Year 2000 compliance.

Item 7. Financial Statements.

         The financial statements for the Company are attached beginning on page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                                     Part III

Item 9. Directors, Executive Officers, Promoters and control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

The directors and executive officers of the Company are as follows:


                                                                                                Held Position
Name                                        Age      Position                                        Since
------------------------------             ------    -----------------------------------        ---------------
Frank J. Alioto                              51       President, Chief Executive                  June 1998
                                                      Officer, Director
Stanton Creasey                              45       Chief Financial Officer, Director           April 1997

Mark C. Koz                                  44       Director                                       1993

Tony Low                                     45       Director                                   October 1996

Robert Sibthorpe                             50       Director                                     May 1997

John Champlin, M.D.                          43       Director                                   October 1997

         The following sets forth the principal occupations during the past five
years  of  the  directors   and  executive   officers  of  the  Company  and  it
subsidiaries.

         Frank J. Alioto (age 51) has been President and a Director since July 1, 1998, and Chairman since December 1998. From 1993 until 1997, Mr. Alioto was Chief Operating Officer of Alamar Electronics, a broadcast television equipment manufacturer that he joined as part of a successful financial turnaround project that led to eventual acquisition by Philips NV in 1995. Previously, he co-founded ALTA Group, a manufacturer of advanced digital video systems for professional use, and served as Vice President of Marketing and Sales until the company was acquired by Dynatech. Mr. Alioto has over 25 years of experience in broadcast television, and in management of advanced electronic equipment manufacturers who service the broadcast and video markets.

         Stanton Richard Creasey (age 45) has been Chief Financial Officer since April 1997 and was appointed to the Board of Directors in January 1999. From March 1996 through April 1997, Mr. Creasey was an independent consultant and from September 1994 through March 1996, he was at Purus Inc. Mr. Creasey was Chief Financial Officer and President of Sixty-Eight Thousand, Inc. from September 1989 through March 1994, and left that company in April 1994. In June

1994, Sixty-Eight Thousand, Inc., a company which made Macintosh compatible workstations, filed for bankruptcy protection in San Jose, California (Case No.:
94-54123). Mr. Creasey is a CPA with 20 years of experience in finance, both in public accounting with Arthur Andersen & Co., and with a number of high technology manufacturing companies.

         Mark Koz (age 44) has been a Director since March 3, 1993. Previously at various times, he was also Chairman, Chief Executive Officer and President, and Chief Technical Officer of the Company. Mr. Koz was also Chief Executive Officer, Chief Technical Officer and a Director of FutureTel from 1993 to 1995, and has been Chief Executive Officer of Intelligent Instruments Corporation since 1993. Currently he is employed as an independent consultant in the telecommunication industry. Mr. Koz has five years of technical education at Florida Technological University (University of Central Florida). In addition, he is a voting member of the Moving Picture Experts Group, the international standards-setting body for MPEG.

         Tony Low (age 45) has been a Director of the Company since October 1996. Since July 1997, Mr. Low has been Chief Operating Officer of Darwin Digital, a Saatchi & Saatchi Vision Company involved in interactive advertising and media buying. Prior to that, from January 1996 through June 1997, Mr. Low was Director of Business Affairs at the Los Angeles based Saatchi Entertainment Group, a division of Saatchi & Saatchi, the multinational advertising agency. From June 1993 through January 1996 he was President of Tercer Mundo, Inc., a company marketing sound recordings, and from October 1983 through June 1993 he was Partner and Business Manager at Oberman, Tivoli, Miller and Low, an entertainment industry accounting firm.

     Robert Alan Sibthorpe (age 50) has been a Director of the Company since May 1997. Mr. Sibthorpe has been owner of Mag South Research, Inc., a geological and financial consulting firm since October 1996. From June 1986 through April 1996 Mr. Sibthorpe was with Yorkton Securities, Inc. involved in investment banking Mr. Sibthorpe has an MBA in Finance and a Bachelor of Science in Earth Sciences both from the University of Toronto.

     John Joseph Champlin, M.D. (age 43) has been a Director of the Company since October 1997. He has been owner and president of the Med Center Medical Clinic in Carmichael, California, since 1993. Prior to founding Med Center Medical Clinic, he was a medical director of Madison Center from 1988 to 1993. He is also associate clinical professor, family practice, at the University of California at Davis since 1986. Mr. Champlin earned his M.D. at the University of Florida.

Committees of the Board.

     The Board has an Audit Committee and a Compensation Committee. The Audit Committee consists of Messrs. Low and Sibthorpe, and the Compensation Committee consists of Messrs. Koz and Sibthorpe.

         The primary functions of the Audit Committee are to review the scope and results of audits by the Company's independent auditors, the Company's internal accounting controls, the non-audit services performed by the independent accountants, and the cost of accounting services. The audit committee met in 1999 to review the results of the year ended December 31, 1998, and to consider the performance and results of the audit.

         The Compensation Committee administers the Company's 1996 Incentive and Nonstatutory Stock Option Plan and approves compensation, remuneration, and incentive arrangements for officers and employees of the Company.

         The board previously established a litigation committee, which was dissolved in 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

         Based on the Company's information, none of the directors, officers and beneficial owners of more than 10% of any class of equity securities have filed their initial report on Form 3. The Company has informed such persons of their obligations who intend to file the reports as soon as practicable.

Item 10. Executive Compensation

Executive Compensation.

         The following table sets forth the Compensation of all officers who received annual compensation in excess of $100,000 during 1998.


                           SUMMARY COMPENSATION TABLE


                                                                                         Long Term Compensation
                                       Annual Compensation                         Awards                    Payouts
                                 -------------- ----------------       -------------- ---------------      -----------


                                                          Other       Restricted      Securities
                                                         Annual          Stock        Underlying            LTIP
Name and Principal                                    Compensation     Award(s)        Options            Payouts      All Other
Position                      Year       Salary            ($)            ($)            (#)                ($)       Compensation
---------------------------   ----      ---------     -------------   ----------     ------------         --------    -------------

Frank J. Alioto               1998       $67,500        $51,171(1)         -          1,300,000              -             -
President and CEO

Thomas Burke                  1998      $260,624       $125,000(2)         -          1,000,000              -             -
Former President and CEO

Mark C. Koz                   1998      $198,604        $55,269(3)         -                 -               -             -
Former President and CEO      1997      $241,500        $10,500(4)         -           300,000(7)            -             -
                              1996      $120,000              -            -         2,000,000(5)            -             -

F. James Anderson             1998       $82,500        $27,500(6)         -                 -               -             -
Former Executive Director,    1997      $112,500        $37,500(6)         -           300,000(7)            -             -
Corporate Strategy and
Finance

Stanton Creasey               1998      $136,250              -            -           200,000(7)             -            -
CFO                           1997       $85,923        $12,000(8)         -           300,000(7)             -            -

Janek Kaliczak                1998      $122,500              -            -           150,000(7)             -            -
Vice President

Steven Levine                 1998      $107,292        $15,000(8)         -           150,000(7)             -            -
Vice President

(1) Effective June 23, 1998, Mr. Alioto was elected president of the Company. Prior to this date, Mr. Alioto served as a consultant to the Company. The $51,171 represents consulting fees paid to Mr. Alioto.

(2) Compensation relates to $40,000 of moving expenses and $85,000 in legal expenses.

(3) Represents $8,250 in auto expenses and $47,019 in expenses paid on behalf of Mr. Koz.

(4)  Represents a car allowance of $1,500 per month.

(5) Represents options to acquire 2,000,000 shares of Common Stock at $3.00 per share.

(6) Represents a $3,500 per month housing allowance and a $1,500 per month car allowance.

(7)  Represents options to acquire shares of Common Stock at $0.26 per share.

(8) Represents a bonus.

Employment Contracts

         On June 23, 1998, the Company hired Mr. Frank Alioto to become President effective July 1, 1998. Pursuant to his employment contract, Mr. Alioto receives a salary of $135,000 per year along with other benefits granted to employees of the Company. Additionally, Mr. Alioto received options to acquire, during a five (5) year term, up to 1,000,000 shares of Common Stock of the Company at an exercise price equal to $0.26 per share. On June 26, 1998, options to acquire 166,667 shares of Common Stock vested and became immediately exercisable. Options to acquire 166,667 shares of Common Stock shall vest on June 26, 1999, and options to acquire 166,666 shares of Common Stock shall vest on June 26, 2000. Options to acquire the remaining 500,000 shares of Common Stock shall vest on June 26, 2003 or earlier as determined by the Compensation Committee based on performance goals. These options shall remain exercisable until June 26, 2003, and in addition shall not expire earlier than two (2) years from the date of any change of control. Finally, pursuant to his employment contract, Mr. Alioto shall be indemnified and held harmless by the Company in connection with his serving as President and Chief Executive Officer of the Company.

         Mr. Alioto's employment is on an "at-will" basis. Either the Company or Mr. Alioto may terminate the employment at any time for any reason. However, in the event of termination without "cause," the Company shall pay Mr. Alioto a minimum severance salary, which is equal to three months pay at Mr. Alioto's then-existing salary as well as twelve (12) additional months of medical and dental insurance coverage for Mr. Alioto and his dependents. In general, the term "cause" means a willful breach of the duties Mr. Alioto is required to perform under the terms of the employment contract, or the commission of such acts of dishonesty, fraud, or other acts of moral turpitude as would prevent the effective performance of Mr. Alioto's duties. Mr. Alioto was elected to the Board of Directors on June 13, 1998, and became Chairman of the Board on December 15, 1998.

         On March 23, 1998, the Company hired Thomas E. Burke to begin employment as President and Chief Executive Officer effective May 1, 1998. Pursuant to his employment contract, Mr. Burke received a salary of $250,000 per year, a signing bonus equal to $200,000 net of taxes, a car allowance equal to $1,000 per month net of taxes, a housing allowance equal to $7,500 per month net of taxes, a life insurance policy equal to $1,500,000, and other benefits granted to employees of the Company. Mr. Burke's employment was for an agreed term of five years and, upon each anniversary date, was to be automatically extended by an additional one year term unless either party gave prior notice not to extend. Mr. Burke was eligible to receive an annual bonus of up to two times Mr. Burke's annual salary based on achieving certain targets as mutually agreed upon by Mr. Burke and the Board of Directors. Mr. Burke also received options to acquire during a ten year term up to 1,000,000 shares of Common Stock of the

Company at an exercise price equal to $1.75 per share. The options vested in one-third increments with one increment vesting immediately and the remaining two increments to vest on each anniversary date thereafter. In the event of a change of control, all the options vested immediately.

         On June 5, 1998, Mr. Burke resigned. On July 21, 1998, he filed a statement of claim with the American Arbitration Association, San Francisco, California. Mr. Burke claimed the Company breached his employment contract by failing to pay him a lump-sum cash payment of $1 million, salary, bonuses, expenses and other termination payments under his employment contract. The Company responded by claiming Mr. Burke made certain misrepresentations. On December 14, 1998, the Company and Mr. Burke mutually settled their claims with each other. Under the terms of the settlement, each party paid the other a sum of money, which had no significant financial impact on the Company, and Mr. Burke retained ownership of options to purchase 500,000 shares of the Company's common stock at a price of $1.75 per share.

         On May 15, 1997, the Company and Mr. Koz entered into a five-year employment contract. Under the terms of Mr. Koz's employment contract, Mr. Koz served as President and Chief Executive Officer and received a salary of $240,000 per annum subject to a 7% cost of living increase and other increases as determined by the Board of Directors. Mr. Koz resigned as President and Chief Executive Officer on May 1, 1998, but remained as Chief Technology Officer of the Company and Chairman of the Board. On June 16, 1998, Mr. Koz and the Company mutually agreed to amend his employment contract to provide for, among other things, no severance upon termination. On December 10, 1998, Mr. Koz's employment with the Company ended. On December 15, 1998, Mr. Koz was replaced as Chairman of the Board but remained as a director.

         On May 15, 1997, the Company and Mr. Anderson entered into a five-year employment contract, under the terms of which Mr. Anderson served as Director of Strategic Planning and President of the Company's Entertainment Division. Mr. Anderson's initial salary was $180,000 per annum, subject to a 7% cost of living increase and increases as determined by the Board of Directors. Effective as of June 30, 1998, Mr. Anderson and the Company agreed to terminate his employment contract with the Company without severance pay, but with health care coverage through June 30, 1999. Mr. Anderson continued as a director of the Company until his resignation on April 12, 1999.

Options Granted in Last Fiscal Year

The following table sets forth options granted by InnovaCom during the last fiscal year to the executives listed in the summary compensation table.



                                        Option/SAR Grants in Last

                                                 Percentage of Total
                                                Options/SARs Granted
                         Options/SARs Granted      to Employees in
         Name                                        Fiscal Year        Exercise Price $/sh      Expiration Date
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

Frank Alioto                         1,000,000                                          0.26               06/26/03
                                       300,000                 39.20%                   0.16               10/13/03

Stanton Creasey                        200,000                  6.03%                   0.26               03/30/03

Janek Kaliczak                          40,000                                          0.26               02/13/03
                                       110,000                  4.52%                   0.26               06/26/03

Steven Levine                          150,000                  4.52%                   0.26               06/26/03

Thomas Burke                         1,000,000                 30.15%                   1.75               03/30/08

F. James Anderson                            0                    --                      --                     --

Aggregate Option Exercise in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth the value of exercised and unexercised options and SARs held by the executives listed in the summary compensation table at fiscal year end.

                             Aggregated Option/SAR Exercises in Last Fiscal Year
                                    and Fiscal Year-End Option/SAR Values


                                                                                              Value of Unexercised
                                                                                                  in-the Money
                                                                          Options/SARs at       Options/ SARs at
                                                                          Fiscal Year-End        Fiscal Year-End
                                                                         Exercisable (E)/       Exercisable (E)/
                          Shares Acquired on                                Subject to             Subject to
         Name                  Exercise          Value Realized ($)       Repurchase (U)        Repurchase (U)(1)
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

Frank Alioto                     None                   None             416,667 / 833,333            None
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

Stanton Creasey                  None                   None             500,000 / 0                  None
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

Janek Kaliczak                   None                   None                   0 / 150,000            None
------------------------ ---------------------- ---------------------- ---------------------- ----------------------


Steven Levine                    None                   None                   0 / 150,000            None
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

Thomas Burke                     None                   None             500,000 / 0                  None
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

Mark C. Koz                      None                   None             300,000 / 666,666            None
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

F. James Anderson                None                   None             600,000(2)/0                 None
------------------------ ---------------------- ---------------------- ---------------------- ----------------------

(1)  As of December 31, 1998, all of the Options held were out of the money.

(2) Includes options to acquire 300,000 shares of Common Stock attributable to Mr. Anderson's Spouse. Mr. Anderson disclaims beneficial ownership to the option held by his spouse.

         During calendar year 1998, the Board of Directors repriced the exercise price for stock options to acquire 2,467,233 shares of Common Stock held by directors, officers, and employees of the Company. The following table sets forth the ten year option repricing information for the executives named in the compensation table and directors.

Report on Repricing of Stock Options

         During calendar year 1998, the Board of Directors repriced the exercise price for stock options to acquire 2,467,233 shares of Common Stock held by directors, officers, and employees of the Company. The following table sets forth the ten year option repricing information for the executives named in the compensation table and directors.

                                             TEN YEAR OPTION REPRICINGS

                                                                                                                      Length of
                                                      Number of                        Exercise                        Original
                                                      Securities     Market Price      Price at                        Optional
                                                      Underlying      of Stock at       Time of         New         Term Remaining
                                Effective Date         Options          Time of      Repricing        Exercise          at work
Name                              of Reprice         Repriced (#)    Repricing ($)        ($)           Price ($)    of Repricing
---------------------------- ---------------------- --------------- ---------------- -------------- ------------- ------------------


Stanton Creasey              March 30, 1998             300,000            $2.28          $3.38         $1.75            4 years
Chief Financial Officer      June 26, 1998              500,000             $.26          $1.75          $.26       3 to 4 years

Mark Koz                     June 26, 1998              300,000             $.26          $2.59          $.26            4 years

F. James Anderson            June 26, 1998              300,000             $.26          $2.59          $.26            4 years

Janek Kaliczak               June 26, 1998               40,000             $.26          $2.50          $.26            4 years


         During the first and second quarter of calendar 1998 there was a substantial decrease in the market price of the Company's Common Stock due, in part, to the Company's management reorganization and concern about the Company's ability to raise capital to pay it prior obligations and to fund its future business operations. As a result, the Board of Directors repriced stock options in June of 1998. The repricing was done in an effort to retain the Company's quality employees, officers, and directors who had lost a significant portion of their financial interest in the Company because their stock options were "out of the money." In both March and June 1998, the Company completed the Company's stock option repricing program for directors, officers, and employees of the Company pursuant to which stock options for 2,467,233 shares of Common Stock, originally issued with exercise prices ranging from $3.06 to $.50 per share, were reissued with an exercise price of $0.26 per share, which exercise price approximated the fair market value of the Company's shares on the date of repricing.

         Stock options are intended to provide incentives to the Company's directors, officers, and employees. The Board of Directors believes that such equity incentives are a significant factor in the Company's ability to attract, retain, and motivate directors, officers, and employees who are critical to the Company's long-term success. In repricing the stock options, the Board of Directors considered the fact that directors are not compensated for their services other than through stock options. Further, many of the Company's officers and employees have had either to defer their salary or were delayed in receiving their salary at times during the current and prior calendar year due to the poor financial condition of the Company. The Board of Directors believes that the repricing of the options is a form of incentive to the directors, officers, and employees of the Company to remain with the Company during its period of financial restructuring, and believes that such repricing is in the best interests of the Company and its stockholders.

Director Compensation.

         Each director receives, on the date of appointment as a director, options to acquire shares of Common Stock of the Company. The exercise price of the option is equal to the trading price of a share of Common Stock as of the date of grant. A director who also serves as an officer of the Company shall be entitled to options to purchase 300,000 shares of Common Stock. All other directors receive options to purchase 200,000 shares of Common Stock.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

                             PRINCIPAL STOCKHOLDERS

         The following table sets forth, as of April 1, 1999, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each officer named in the compensation table, (iii) each director of the Company as of April 1, 1999, and
(iv) directors and executive officers of the Company, as of April 1, 1999, as a group.

         As of April 1, 1999, there were 25,035,796 shares of Common Stock outstanding.

                                                                                                Percentage
                                                                                                of Shares
                                                                   Number of                  Beneficially
                   Name and Address                                 Shares(1)                      Owned
--------------------------------------------------------- ---------------------------- -----------------------------

JNC                                                               74,742,047(2)                   76.02%
c/o Olympia Capital (Bermuda) Ltd.
Williams House, 20 Reid Street
Hamilton HM 11, Bermuda
--------------------------------------------------------- ---------------------------- -----------------------------

Microtechnology S.A.                                               2,962,970                      11.83%
P. O. Box 556
Charlestown, Nevis
--------------------------------------------------------- ---------------------------- -----------------------------
507784 BC Ltd.                                                     5,748,000(3)                   22.69%
10th Fl., Four Bentall Centre
P.O. Box  49333
1055 Dunsmuir Street
Vancouver BC V7X 1L4
Canada
--------------------------------------------------------- ---------------------------- -----------------------------

Frank Alioto                                                        466,667(4)                     1.83%
InnovaCom, Inc.
3400 Garrett Drive
Santa Clara, CA 95053
--------------------------------------------------------- ---------------------------- -----------------------------

Stanton Creasey                                                     800,000(4)                     3.10%
InnovaCom, Inc.
3400 Garrett Drive
Santa Clara, CA 95054
--------------------------------------------------------- ---------------------------- -----------------------------

John Champlin, MD                                                   300,000(4)                     1.18%
4373 Meadow Circle
Rescue, CA 95672
--------------------------------------------------------- ---------------------------- -----------------------------


Robert Sibthorpe                                                    200,000(4)                        *
6311 E. Naumann Dr.
Paradise Valley, AZ 85253
--------------------------------------------------------- ---------------------------- -----------------------------

Tony Low                                                           200,000(4)                         *
Darwin Digital
A Saatchi & Sacctchi Vision Company
735 Battery Street, Suite 200
San Francisco, CA  94111
--------------------------------------------------------- ---------------------------- -----------------------------

Mark C. Koz                                                       5,748,000(3)                    22.69%
InnovaCom, Inc.
3400 Garrett Drive
Santa Clara, CA 95054
--------------------------------------------------------- ---------------------------- -----------------------------

Janek Kaliczak                                                       12,000(4)                        *
InnovaCom, Inc.
3400 Garrett Drive
Santa Clara, CA 95054
--------------------------------------------------------- ---------------------------- -----------------------------

Steven Levine                                                           -0-                         -0-
InnovaCom, Inc.
3400 Garrett Drive
Santa Clara, CA 95054
--------------------------------------------------------- ---------------------------- -----------------------------

F. James Anderson                                                   600,000(5)                     2.34%
InnovaCom, Inc.
3400 Garrett Drive
Santa Clara, CA 95054
--------------------------------------------------------- ---------------------------- -----------------------------

Thomas Burke                                                        500,000(4)                     1.96%
InnovaCom, Inc.
3400 Garrett Drive
Santa Clara, CA 95054
--------------------------------------------------------- ---------------------------- -----------------------------

All officers and directors as a group                             8,826,667(6)                    31.06%
(10 persons)
--------------------------------------------------------- ---------------------------- -----------------------------


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

(2) Includes 71,898,008 shares of Common Stock that may be acquired upon the conversion of outstanding Debentures, and 1,387,500 shares of Common Stock that may be acquired upon the exercise of outstanding Warrants.

(3) Includes 1,000,000 shares of Common Stock owned by 507784 BC Ltd. and 4,448,000 shares beneficially owned by Mark C. Koz, all of which are subject to a voting agreement by and between 507784 BC Ltd. and Mark C. Koz, wherein Mr. Koz has the right to nominate three (3) members of the six (6) member board of directors of the Company and 507784 BC Ltd. has the right to nominate the remaining three (3) members of the six (6) member board of directors of the Company, and all shares subject to the voting agreement shall vote in favor of the six (6) nominees. The voting agreement is for a period of five (5) years, and terminates on February 26, 2002. The owners of 507784 BC Ltd. are not affiliated with either the Company or Mr. Koz. The above-listed number also includes options to purchase 300,000 shares of Common Stock.

(4) Represents shares of Common Stock that may be acquired within sixty days upon the exercise of options.

(5) Includes options to acquire 300,000 shares of Common Stock exercisable within 60 days and options to acquire 300,000 shares of Common Stock attributable to Mr. Anderson's spouse. Mr. Anderson disclaims beneficial ownership to the options held by his spouse.

(6) Includes 3,378,667 options to acquire shares of Common Stock and 1,000,000 shares subject to a voting agreement as discussed in footnotes (3) through (5).

Item 12.  Certain Relationships and Related Transactions

         Micro Technology Credit Facility. In July 1997, a promissory note (the "Note") was issued to Micro Technology in connection with a credit facility agreement (the "Credit Facility"). The Credit Facility and Note provided for an aggregate amount not to exceed $5 million. The Credit Facility terminated and the Note was due on June 30, 1998 and bore interest at the lower of 10% or the maximum rate allowed by law (Federal Reserve Bank of San Francisco's rate plus 5%) The Company had the right to prepay the Note. The principal and interest on the Note might be converted, at the option of the holder, into shares of Common Stock in an amount equal to 80% of the trading price of a share of Common Stock on the date an advance of funds was made pursuant to the Credit Facility. Advances made under the Credit Facility were secured by all of the assets of the Company including, but not limited to, receivables, goods, equipment, inventory, contract rights and other property interests.

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

         Through the merger with Sierra Vista, Micro Technology received 2,500,000 shares of Common Stock, which at the time, represented approximately a 14% interest in the Company. Prior to their investment in Sierra Vista, the owners of Micro Technology were unaffiliated with Sierra Vista and the Company.

         Acquisition of Intelligent Instruments Corporation. In 1997, the Company's Board of Directors tentatively approved the acquisition of Intelligent Instruments, a company wholly-owned by Mark C. Koz, the Company's former President and Chief Executive Officer for 2 million shares of Common Stock of the Company, subject to certain conditions. In 1998 this tentative approval was withdrawn and the acquisition did not occur.
There are no plans to resume this acquisition effort.

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

         This licensed technology was incorporated into the Company's design of its single chip MPEG-2 Gecko encoder chip, and when the design effort on this chip was suspended in 1998, the Company ceased using the technology. Aside from a sale or license by the Company to another party of the Company's encoder chip design, an event not considered likely by the Company's management, the Company has no plans to resume use of the technology licensed from FutureTel.

         From 1993 to 1996, Mr. Mark C. Koz was a substantial shareholder of and Chief Executive Officer and Chairman of the Board of FutureTel. In connection with his departure from FutureTel, Mr. Koz exchanged his interest in FutureTel for the remaining interest held by a third party in Intelligent Instruments Corporation. In addition, FutureTel granted the Company rights under the FutureTel License Agreement. The Company, with Mark C. Koz and Intelligent Instruments Corporation, filed a lawsuit against FutureTel and others claiming fraud by the defendants in the formation of a business venture involving the development and marketing of multimedia technology. This litigation was settled in 1997 by the Company paying FutureTel $100,000 and the parties amending the FutureTel License Agreement to make it irrevocable

         Settlement Agreement with Mark Koz. In 1997, the Company entered into a Settlement Agreement with Mark C. Koz, which was adopted by the Company's
Litigation Committee of the Board of Directors. The Settlement Agreement concerns the lawsuit filed by the Company against Haynes, et. al. regarding Jettson Realty Development Corporation and concerns transactions and contracts, including stock options and consulting agreements, entered into by the Company while Mr. Koz was an officer and director of the Company. The parties enter into this settlement in light of their desire to resolve any issues and in light of the Company's perceived dependence at that time on Mr. Koz for future technology. Under the terms of the Settlement Agreement, Mr. Koz agreed to return to the Company for cancellation 500,000 shares of Common Stock in exchange for a mutual release. See "Legal Proceedings" for a discussion regarding the Haynes, et. al. litigation.

     Other transactions with Mark Koz. In 1998 the Company incurred a liability of approximately $19,000 to a third party to pay a personal obligation of Mr. Koz, and paid the obligation in 1999. In 1999 Mr. Koz agreed to compensate the Company for this item.

         In 1998 the Company rented certain items of engineering test equipment from Mark Koz, or from his wife, for a total rental amount of approximately $13,000. These rental arrangements were terminated in December 1998.

         Digital Hollywood, Inc. Beginning in March 1996 and continuing into 1997, the Company made advances to or paid obligations on behalf of Digital Hollywood, Inc. in the aggregate amount of approximately $139,000. Digital Hollywood is a corporation owned by Mr. Mark C. Koz, the Company's former president, and was formed to make and distribute a musical video recorded on a digital video disk ("DVD") utilizing MPEG-2 compliant compression technology. Digital Hollywood was unable to sell its video and because all of Digital Hollywood's assets were secured by another lender, Decorah Company, the Company wrote off its advances. Digital Hollywood, Mark Koz, the Company, Decorah Company and Edwin Reedholm, the principal of Decorah and a former Director of the Company, were in litigation which has been settled. See "Legal Proceedings."

         Robert Sibthorpe. In 1998 the Company borrowed $50,000 from Robert Sibthorpe on an unsecured demand note at an interest rate of 10% per annum. As of December 31, 1998 the principal balance outstanding on this note was $40,000.

          Champlin Turner Enterprises, Inc. In December 1998, the Company entered into an asset purchase agreement with Champlin Turner Enterprises, Inc. ("CTE"), a corporation in which Dr. John Champlin, a director in the Company, has an interest in and serves as president. Under the terms of the asset purchase agreement, the Company transferred to CTE certain applications for the Company's video encoder and a non-exclusive license in the telemedicine field in exchange for CTE's obligation to purchase certain parts from the Company, assumptions of future liabilities associated with the development of the telemedicine business, and royalty payments. The value of the assets transferred by the Company was approximately $24,000. In addition, the Company received a general release from CTE's principals.

Item 13.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

3.1      Certificate  of   Incorporation,   as  amended,   of  the  Company
         (originally filed as exhibit 2.1)(1)
3.2      Amended and Restated Bylaws of  the  Company  (originally  filed  as exhibit  2.2)(1)  10.1  Plan  and Agreement of Reorganization,
         dated February 27, 1997, as amended April 1, 1997 and May 14, 1997, between the Company and Sierra Vista (originally filed as exhibit 6.1)(1)
10.2 License Agreement, dated as of March 7, 1996, between the Company and FutureTel (originally filed as exhibit 6.2)(1)
10.3 Employment Agreement with Mark C. Koz, dated as of May 15, 1997 (originally filed as exhibit 6.3)(1)
10.4 Employment Agreement with F. James Anderson, dated as of May 15, 1997 (originally filed as exhibit 6.4)(1)
10.5 Escrow Agreement and Instructions between the Company, Sierra Vista and Bartel Eng Linn & Schroder, dated as of February 27, 1997 (originally filed as exhibit 6.5)(1)
10.6 Lease between Cooperage-Rose Properties II and the Company (originally filed as exhibit 6.6)(1)
10.7 Credit Facility Agreement between the Company and Micro Technology S.A., dated as of July 1, 1997 (originally filed as exhibit 6.7)(1)
10.8 Security Agreement between the Company and Micro Technology S.A., dated as of July 1, 1997 (originally filed as exhibit 6.8)(1)
10.9 Convertible Debenture Purchase Agreement, dated as of December 22, 1997, with JNC (originally filed as exhibit 6.9)(2)
10.10 7% Convertible Debentures, due December 22, 2002, payable to JNC (originally filed as exhibit 6.10)(2)
10.11    Registration Rights Agreement,  dated as of December 22, 1997, with JNC (originally filed as exhibit 6.11)(2)
10.12    Escrow  Agreement,   dated  December  22,  1997,  between  the
         Company,  JNC and Robinson  Silverman Pearce Aronsohn & Berman
         LP (originally filed as exhibit 6.12)(2)
10.13 Warrants dated December 22, 1997, to purchase up to 500,000 shares of Common Stock held by JNC(originally filed as exhibit 6.13)(2)
10.14 Warrants dated December 22, 1997, to purchase up to 250,000 shares of Common Stock held by Cardinal (originally filed as exhibit 6.14)(2)

10.15    Addendum to Credit  Facility,  dated  December 18, 1997,  with
         Micro Technology S.A. (originally filed as exhibit 6.15)(2)
10.16 Settlement Agreement between the Company and Mark Koz (originally filed as exhibit 6.16)(3) 10.17 Joint Venture contract between the Company and CRI, dated September 13, 1997 (3)
10.18 Accord and satisfaction and Release Agreement between the Company and Technical Systems Associates, Inc., dated
         January 16, 1998 (3)
10.19    Employment  Agreement with Thomas E. Burke,  dated March 23, 1998
         (3) 10.20 1996 Incentive and Nonstatutory Stock Option Plan (originally filed as exhibit 3.1)(1) 10.21 Voting Agreement of InnovaCom, Inc., dated February 27, 1997, and amended as of April 1, 1997,
         May 14, 1997, June 10, 1997, and December 1, 1997, between Mark Koz and 507784 BC Ltd. (originally filed as exhibit 5.1)(1)
10.22 Convertible Debenture Purchase Agreement dated as of June 29, 1998 between InnovaCom, Inc. and JNC Strategic Fund Ltd.(4)
10.23 Convertible Debenture Purchase Agreement dated August 28, 1998 between InnovaCom, Inc. and JNC Strategic Fund Ltd. (4)
10.24    Form of Debenture(4)
10.25    Waiver Agreement dated as of September 18, 1998(4)
10.26 Convertible Debenture Purchase Agreement dated December 15, 1998 between InnovaCom, inc. and JNC Strategic Fund Ltd.
10.27    The Second Amended and Restated Security Agreement between the
         Company and JNC Strategic Fund Ltd.,  dated as of December 15, 1998
10.28    Employment  Agreement with Frank Alioto,  dated March 15, 1998
10.29    Asset Purchase  Agreement with John Champlin,  MD
10.30    Amended  Employment  Agreement with Mark Koz, dated April 20, 1998
10.31 Letter Agreement amending the Amended Employment Agreement with Mark Koz, dated June 16, 1998
16.1     Letter regarding change in certifying accountant(3)
21.1     Subsidiary of the small business issuer(3)
27.1     Financial Data Schedule

------------------------------------------------------------------------------
(1)  Previously filed with the Company's Form 10-SB on December 12, 1997
(2) Previously filed with the Company's Registration Statement on Form SB-2 filed on February 9, 1998.
(3) Previously filed with the Company's Pre-Effective Amendment No. 1 to Registration Statement on form SB-2 filed on April 15, 1998.
(4) Previously filed with the Company's Form 10-QSB for the quarterly period ended March 31, 1998, filed on September 24, 1998.

(b) Reports on Form 8-K.
    None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 InnovaCom, Inc.

                                 /s/ FRANK ALIOTO
                                 ---------------------------------------------
                                 By: Frank Alioto, President


In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



May 21, 1999                      /s/ FRANK ALIOTO
                                   _____________________________________________
                                   Frank Alioto, President and Chairman of the
                                   Board of Directors (Principal Executive
                                   Officer)

May 21, 1999                      /s/ STANTON R. CREASEY
                                   _____________________________________________
                                   Stanton R. Creasey, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

May 21, 1999                      /s/ MARK KOZ
                                   _____________________________________________
                                   Mark Koz, Director


May 21, 1999                      /s/ TONY LOW
                                   _____________________________________________
                                   Tony Low, Director


May 21, 1999                      /s/ ROBERT SIBTHORPE
                                   _____________________________________________
                                   Robert Sibthorpe, Director


May 21, 1999                      /s/ JOHN CHAMPLIN
                                   _____________________________________________
                                  John Champlin, Director

                                                  InnovaCom, Inc.
                                                 and Subsidiaries
                                         (A Development Stage Enterprise)

                                               Financial Statements
                                                For the Years Ended
                                            December 31, 1998 and 1997,
                                                and For the Period
                                         From March 3, 1993 (Inception) to
                                                 December 31, 1998

                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                               PAGE

Independent Auditor's Report.......................................................................................F-2

Consolidated Balance Sheet - December 31, 1998.....................................................................F-3

Consolidated Statements of Operations - For the Years Ended December 31, 1998
     and 1997, and For the Period From March 3, 1993 (inception) to December 31, 1998..............................F-4

Consolidated Statement of Stockholders' Equity (Deficit) - For the Period from
     March 3, 1993 (inception) to December 31, 1998................................................................F-5

Consolidated Statements of Cash Flows - For the Years Ended December 31, 1998
     and 1997, and For the Period from March 3, 1993 (inception) to December 31, 1998..............................F-9

Notes to Consolidated Financial Statements.........................................................................F-11


                                           INDEPENDENT AUDITOR'S REPORT

The Stockholders and Board of Directors
InnovaCom, Inc. and Subsidiaries (a Development Stage Enterprise)
Santa Clara, California

We have audited the accompanying consolidated balance sheet of InnovaCom, Inc. and subsidiaries (a Development Stage Enterprise) as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1998 and 1997, and for the period from March 3, 1993 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InnovaCom, Inc. and subsidiaries (a Development Stage Enterprise) as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, and for the period from March 3, 1993 (inception) to December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, and as of December 31, 1998 has negative working capital of $11,851,398, and has a stockholders' deficit of $11,510,684, that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


/S/HEIN + ASSOCIATES LLP

HEIN + ASSOCIATES LLP
Certified Public Accountants

Orange, California
April 8, 1999

                                         INNOVACOM, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE ENTERPRISE)

                                            CONSOLIDATED BALANCE SHEET



                                                                                                              DECEMBER 31,
                                                                                                                  1998
                                                                                                          ---------------------
                                                            ASSETS
CURRENT ASSETS:
     Cash                                                                                                 $            33,934
     Accounts receivable                                                                                                8,745
     Other receivables                                                                                                 78,248
     Prepaid expenses                                                                                                   1,746
                                                                                                          ---------------------
         Total current assets                                                                             $           122,673

PROPERTY AND EQUIPMENT, NET:                                                                                          303,514
DEPOSITS:                                                                                                              37,200
                                                                                                          ---------------------

TOTAL ASSETS:                                                                                             $           463,387
                                                                                                          =====================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Notes payable - related parties                                                                      $           135,000
     Convertible debentures                                                                                         8,790,000
     Accounts payable                                                                                               1,720,849
     Accrued liabilities                                                                                            1,265,290
     Liabilities in excess of assets of
         discontinued operations                                                                                       62,932
                                                                                                          ---------------------
         Total current liabilities                                                                        $        11,974,071
                                                                                                          ---------------------

COMMITMENTS AND CONTINGENCIES: (Notes 3 and 9)                                                                              -

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.001 par value, 50,000,00 shares
         authorized, 25,035,615 shares issued and
         outstanding                                                                                      $            25,036
     Warrants                                                                                                       1,307,403
     Additional paid-in capital                                                                                    22,883,852
     Deficit accumulated during development stage                                                                 (35,726,975)
                                                                                                          ---------------------
         Total stockholders' (deficit)                                                                            (11,510,684)
                                                                                                          ---------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):                                                     $           463,387
                                                                                                          =====================
See accompanying notes to these consolidated financial statements

                                         INNOVACOM, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE ENTERPRISE)

                                        CONSOLIDATED STATEMENTS OPERATIONS



                                                                                                               MARCH 3, 1993
                                                                         FOR THE YEARS ENDED                   (INCEPTION) TO
                                                                            DECEMBER 31,                        DECEMBER 31,

                                                              ------------------------------------------   -----------------------
                                                                     1998                   1997                    1998
                                                              --------------------   -------------------   -----------------------

REVENUES                                                      $           107,632    $         149,000     $        256,632
                                                              --------------------   -------------------   -----------------------

COSTS AND EXPENSES:
     Costs of goods sold                                                  338,763               52,538              391,301
     Research and development                                           3,167,316            4,388,180           10,266,524
     Selling, general and administrative                                5,561,068            4,804,375           15,838,021
     Impairment loss on property and equipment                            937,000                    -              937,000
                                                              --------------------   -------------------   -----------------------

         Total costs and expenses                                      10,004,147            9,245,093           27,432,846
                                                              --------------------   -------------------   -----------------------

OPERATING LOSS                                                         (9,896,515)          (9,096,093)         (27,176,214)
                                                              --------------------   -------------------   -----------------------

OTHER INCOME (EXPENSE):
       Interest income                                                     10,025               10,462               22,109
     Interest expense                                                  (4,761,319)          (1,218,620)          (5,990,550)
     Debt conversion expense                                             (260,645)                   -             (260,645)
                                                              --------------------   -------------------   -----------------------
         Total other income (expense)                                  (5,011,939)         (1,208,158)           (6,229,086)
                                                              --------------------   -------------------   -----------------------

LOSS FROM CONTINUING OPERATIONS BEFORE
INCOME TAX EXPENSE AND DISCONTINUED OPERATIONS                        (14,908,454)         (10,304,251)         (33,405,300)

INCOME TAX EXPENSE                                                          1,600                1,600                6,400
                                                              --------------------   -------------------   -----------------------
LOSS FROM CONTINUING OPERATIONS:                                      (14,910,054)         (10,305,851)         (33,411,700)
                                                              --------------------   -------------------   -----------------------

     Loss on disposal of discontinued operations                       (1,154,980)                   -           (1,154,980)
     Loss from operations of discontinued operation,
       net of income tax expense of $800, $1600 and $2400                (400,843)           (759,452)           (1,160,981)
                                                              --------------------   -------------------   -----------------------
LOSS FROM DISCONTINUED OPERATIONS                                      (1,555,823)           (759,452)           (2,315,275)
                                                              --------------------   -------------------   -----------------------

NET LOSS                                                      $       (16,465,877)    $   (11,065,303)     $    (35,726,975)
                                                              ====================   ===================   =======================

BASIC AND DILUTED NET LOSS PER SHARE:
       Continuing operations                                  $             (0.64)    $         (0.58)
       Discontinued operations                                              (0.07)              (0.04)
                                                              --------------------   -----------------
       Basic and diluted net loss per share                   $             (0.71)    $         (0.62)
                                                              ====================   =================

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING                                                       23,032,965          17,895,305
                                                              ====================   ===================

See accompanying notes to these consolidated financial statements

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       FOR THE PERIOD FROM MARCH 3, 1993 (INCEPTION) TO DECEMBER 31, 1998

                                   (Continued)


                                                                                                           DEFICIT
                                                                                                         ACCUMULATED       TOTAL
                                                      COMMON STOCK                           ADDITIONAL     DURING     STOCKHOLDERS'
                                              ----------------------------------               PAID-IN   DEVELOPMENT      EQUITY
                                                SHARES             AMOUNT         WARRANTS     CAPITAL      STAGE       (DEFICIT)
                                              -------------- ------------------  ----------  ---------- -------------  -------------
COMMON STOCK, issued to form company at
     $0.0017 per share (March 1993)           5,100,000       $   5,100          $      -     $  3,400   $        -     $    8,500

   Net loss                                          -                -                 -            -         (800)          (800)
                                             -----------     -----------        ----------    ---------    ----------   -----------
BALANCES, December 31, 1993                   5,100,000           5,100                 -        3,400         (800)         7,700

       Net loss                                       -               -                 -            -         (800)          (800)
                                             -----------     -----------        ----------    ---------    ----------   -----------

BALANCES, December 31, 1994                    5,100,000          5,100                 -        3,400       (1,600)         6,900

       Net loss                                        -              -                 -            -         (800)          (800)
                                             -----------     -----------        ----------    ---------    ----------   -----------
BALANCES, December 31, 1995                    5,100,000          5,100                 -        3,400       (2,400)         6,100

   Issuance  of  common  stock at $0.50
    per share to directors for services
    performed (March 1996)                       900,000            900                 -      449,100            -        450,000

   Acquisition of Jettson Realty
    Development, Inc. at $0.30 per
    share (June 1996)                            561,069            561                 -      168,184            -        168,745

   Sale of common stock, net of expenses at
     $0.16 per share (July 1996)               4,620,015          4,620                 -      715,380            -        720,000

   Issuance of common stock at $0.50 per
    share to employees for services
    performed (July 1996)                        500,000            500                 -      249,500            -        250,000


                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       FOR THE PERIOD FROM MARCH 3, 1993 (INCEPTION) TO DECEMBER 31, 1998

                                   (Continued)

                                                                                                           DEFICIT
                                                                                                         ACCUMULATED       TOTAL
                                                      COMMON STOCK                           ADDITIONAL     DURING     STOCKHOLDERS'
                                              ----------------------------------               PAID-IN   DEVELOPMENT      EQUITY
                                                SHARES             AMOUNT         WARRANTS     CAPITAL      STAGE       (DEFICIT)
                                              -------------- ------------------  ----------  ---------- -------------  -------------
   Issuance of common stock at $1.36 per
     share for consulting services
     performed (July 1996)                      250,000       $       250          $     -    $  388,960  $         -   $   389,210
   Sale of common stock at $5.00 per share,
     net of expenses (October 1996)             280,000               280                -     1,399,720            -     1,400,000
   Compensation recognized upon issuance
     of stock options                                 -                 -                -     2,493,873            -     2,493,873
   Contribution of product license                    -                 -                -     1,275,000            -     1,275,000
       Net loss                                       -                 -                -             -   (8,193,395)   (8,193,395)
                                               --------         ---------           ------    ----------   -----------   -----------

BALANCES, December 31, 1996                  12,211,084            12,211                -     7,143,117   (8,195,795)   (1,040,467)

   Issuance of common stock in exchange for
     technology at $5.00 per share (January
     1997)                                      100,000               100                -       499,900            -       500,000
   Sale of common stock, net of expenses at
     $2.90 per share (February 1997)            229,310               229                -       664,771            -       665,000
   Acquisition  of Sierra Vista at $0.50 per
   share (May 1997)                           8,514,500             8,515                -     4,248,735            -     4,257,250

   Issuance  of  common  stock at $2.43  per
    share for legal services rendered
    (June 1997)                                   7,003                 7                -        16,976             -       16,983


                       INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       FOR THE PERIOD FROM MARCH 3, 1993 (INCEPTION) TO DECEMBER 31, 1998

                                   (Continued)

                                                                                                           DEFICIT
                                                                                                         ACCUMULATED       TOTAL
                                                      COMMON STOCK                           ADDITIONAL     DURING     STOCKHOLDERS'
                                              ----------------------------------               PAID-IN   DEVELOPMENT      EQUITY
                                                SHARES             AMOUNT         WARRANTS     CAPITAL      STAGE       (DEFICIT)
                                              -------------- ------------------  ----------  ---------- -------------  -------------


Shares returned per settlement agreement at
    par value                                (500,000)     $     (500)         $       -    $      500   $         -    $         -
Warrants issued with sale of convertible
    debentures (December 1997)                      -               -            968,578            -              -        968,578
Allocation  of proceeds  from notes  payable
    and   long-term   liabilities   due   to
    beneficial conversion feature                   -               -                  -    2,086,988              -      2,086,988
Compensation  recognized  upon  issuance  of
    stock options                                   -               -                  -    1,558,666              -      1,558,666
       Net loss                                     -               -                  -            -    (11,065,303)   (11,065,303)
                                           ----------     -----------         ----------  -----------    -----------    ------------

BALANCES, December 31, 1997                20,561,897          20,562            968,578   16,219,653    (19,261,098)    (2,052,305)

Issuance of common stock at $1.75 per
    share in connection with issuance
    of notes payable (May 1998)               125,000             125                  -      218,625              -         218,750
Issuance of common stock at $2.40 per share
    in connection with conversion of notes
    payable - related party (May 1998)      1,742,362           1,742                  -    4,179,679              -       4,181,421
Issuance of common stock at $1.39 per
 share in connection with conversion of
    debentures (May 1998)                       7,431               7                  -       10,285              -          10,292

Issuance of common stock at $0.26 per share
  in connection with conversion of notes
  payable - related party (June 1998)       2,057,146           2,057                  -      532,800              -         534,857
Issuance of common stock at $0.29 per
  share in connection with conversion of
  debentures (June 1998)                       70,339              71                  -       20,638              -          20,709

Issuance of common stock at $0.32 per share
    in connection with conversion of
    debentures (June 1998)                     63,971              64                  -       20,624              -          20,688

Issuance of common stock at $0.26 per
  share for services (June 1998)              100,000             100                  -       25,900              -          26,000
Issuance of common stock at $0.19 per
  share in connection with conversion of
  debentures (July 1998)                       56,184              56                  -       10,372              -          10,428


                       INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       FOR THE PERIOD FROM MARCH 3, 1993 (INCEPTION) TO DECEMBER 31, 1998

                                   (Continued)

                                                                                                           DEFICIT
                                                                                                         ACCUMULATED        TOTAL
                                                      COMMON STOCK                            ADDITIONAL     DURING    STOCKHOLDERS'
                                              ----------------------------------                PAID-IN   DEVELOPMENT      EQUITY
                                                SHARES             AMOUNT         WARRANTS      CAPITAL      STAGE       (DEFICIT)
                                              -------------- ------------------  ----------   ---------- --------------------------

Issuance of common stock at $0.26 per share
     in connection with conversion of
     debentures (July 1998)                     121,654       $     122           $     -      $  31,021  $          -   $   31,143
Issuance of common stock at $0.17 per share
     in connection with conversion of
     debentures (September 1998)                 60,160              60                 -         10,432             -       10,492
Issuance of common stock at $0.10 per share
     in connection with conversion of
     debentures (October 1998)                  110,264             110                 -         10,475             -       10,585
Issuance of common stock at $0.11 per share
     in connection with conversion of
     debentures (November 1998)                 969,536             970                 -        105,291             -      106,261
Shares canceled from default at par            (510,329)           (510)                -            510             -            0

Shares canceled from default judgement
     originally issued for services at
     $0.50 per share                          (500,000)            (500)                -       (249,500)            -     (250,000)

Compensation recognized upon issuance of             -                -                 -        366,303             -      366,303
     stock options
Allocation of proceeds from notes payable
     and debentures due to beneficial
     conversion features                             -                -                 -        859,140             -      859,140
Warrants issued with sale of convertible
     debentures                                      -                -            338,825                           -      338,825
Debt conversion expense                              -                -                  -       260,645             -      260,645
Contested proceeds from private placements
     reclassified from accrued liabilities
     due to defaults                                 -                -                  -       250,959             -      250,959

Net Loss                                             -                -                  -             -   (16,465,877) (16,465,877)
                                              ----------      ----------      ------------   ------------  ------------ ------------

Balances, December 31, 1998                    25,035,615     $   25,036     $   1,307,403   $ 22,883,852 $(35,726,975) (11,510,684)
                                              ===========     ===========     ============   ============ ============= ============

    See accompanying notes to these consolidated financial statements

                                         INNOVACOM, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE ENTERPRISE)

                                       CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                                              MARCH 3, 1993
                                                                       FOR THE YEARS ENDED                    (INCEPTION) TO
                                                                           DECEMBER 31,                        DECEMBER 31,
                                                           ---------------------------------------------   ---------------------
                                                                   1998                    1997                    1998
                                                           ---------------------   ---------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss from continuing operations                     $     (14,910,054)      $      (10,305,851)      $     (33,411,700)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                   291,363                  415,979                 728,517
     Amortization of discount on long-term debt                    2,345,866                        -               2,345,866
     Impairment loss on property and equipment                       937,000                        -                 937,000
     Interest related to beneficial conversion
       features of notes payable and convertible
       debentures                                                  1,197,965                1,101,107               2,299,072
     Compensation recognized upon issuance of
       stock and stock options                                       611,053                1,575,649               5,769,785
     Shares canceled from default judgement                         (250,000)                       -                (250,000)
     Contribution of product license                                       -                        -               1,275,000
     Write down of purchased incomplete
        research and development                                           -                  500,000                 500,000
     Debt conversion expense                                         260,645                        -                 260,645
     Write-off of related party receivable                                 -                   45,532                 139,594
     Write-off of acquisition costs                                   68,364                        -                  68,364
     Changes in operating assets and liabilities:
         Cash - restricted                                             8,481                    1,026                       -
         Accounts receivable                                          (8,745)                       -                  (8,745)
         Prepaid expenses                                             96,631                 (173,427)                (79,996)
         Deposits                                                     52,679                  (70,581)                (37,200)
         Accounts payable                                          1,438,485                  299,520               2,132,291
         Accrued liabilities                                         678,309                  291,680               1,851,489
                                                           -----------------       ------------------       ------------------
              Net cash used in operating  activities  from
              continuing operations                        $      (7,181,958)      $       (6,319,366)      $     (15,480,018)
                                                           ------------------      ------------------       -------------------

Net loss from discontinued operations                             (1,555,823)                (759,452)             (2,315,275)
     Loss on disposal of assets                                       48,568                        -                  48,568
     Write-down of film rights and film costs inventory              277,500                  (27,500)                250,000
     Write-down of goodwill                                          848,129                        -                 848,129
     Change  in   liabilities   in  excess  of  assets  of
         discontinued operations                                      62,932                        -                  62,932
                                                           ---------------------   ---------------------    --------------------
              Net cash used in operating  activities  from
              discontinued operations                      $        (318,694)      $         (786,952)      $      (1,105,646)
                                                           ------------------       ------------------       -------------------




                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF CASH FLOW
        See accompanying notes to these consolidated financial statements


                                                                                                               MARCH 3, 1993
                                                                       FOR THE YEARS ENDED                    (INCEPTION) TO
                                                                           DECEMBER 31,                        DECEMBER 31,
                                                           ---------------------------------------------    --------------------
                                                                   1998                    1997                    1998
                                                           ---------------------   ---------------------    --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash received in acquisition of Sierra Vista
     Entertainment                                         $               -          $    2,916,798       $        2,916,798
   Cost incurred for organization of joint
    venture                                                                -                 (68,364)                 (68,364)
   Advance to related party                                                -                 (45,532)                (139,594)
   Purchases of property and equipment                            (1,216,870)               (768,181)              (2,190,217)
   Proceeds from sale of assets                                            -                   3,500                    3,500
                                                           ---------------------    -----------------       ------------------

              Net cash provided by (used in)
                  investing activities                     $      (1,216,870)      $        2,038,221       $          522,123
                                                           ------------------      ------------------       ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                                          -                  (38,574)                       -
   Proceeds from sale of common stock                                      -                  665,000                2,897,670
   Proceeds from note payable                                        777,500                3,981,512                4,865,490
   Net proceeds from sale of debenture with
     detachable warrants                                           4,000,000                4,608,593                8,608,593
   Principal payments on notes payable                              (174,478)                       -                 (274,278)
                                                           ------------------      ------------------       ------------------
         Net cash provided by financing
           activities                                      $       4,603,022       $        9,216,531       $       16,097,475
                                                           -----------------       ------------------        -----------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                    (4,114,500)               4,148,434                   33,934
CASH AND CASH EQUIVALENTS, beginning of
   Period                                                          4,148,434                        -                        -
                                                           -----------------       ------------------       ------------------
CASH AND CASH EQUIVALENTS, end of period                   $          33,934       $        4,148,434       $           33,934
                                                           =================       ==================       ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash payments for:
     Interest                                              $              -        $                -       $           9,079
                                                           =================       ==================       =================
     Income taxes                                          $           2,400       $            4,800       $           6,200
                                                           =================       ==================       =================
NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
   Net assets acquired, net of cash, through
     acquisition of Sierra Vista Entertainment             $              -        $        1,340,452       $       1,340,452
                                                           ================        ==================       =================
   Return of 500,000 shares of common stock
     per settlement agreement                              $              -        $              500       $             500
                                                           ================        ==================       =================
   Acquisition of technology for stock                     $              -        $          500,000       $         500,000
                                                           ================        ==================       =================
   Conversion  of notes  payable,  debentures  and accrued
     interest to equity                                    $      4,936,876        $                -       $       4,936,876
                                                           =================       ===================       =================



                                         INNOVACOM, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE ENTERPRISE)

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF OPERATIONS:

         InnovaCom, Inc. (the "Company") was formed to develop digital video compression and processing technology to provide broadcast quality video encoding and processing products and systems.

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

         On May 14, 1997, the Company acquired 100% of the issued and outstanding shares of Sierra Vista Entertainment, Inc., a Nevada
         Corporation ("Sierra Vista"), in exchange for 8,514,500 previously unissued shares of common stock of the Company. The transaction was accounted for as a purchase. The fair market value per share of the common stock issued in the transaction was $0.50. The resulting purchase price was $4,257,250 with $1,090,452 being allocated to goodwill. Sierra Vista was formed to acquire, produce and distribute low-budget feature films. On June 15, 1998 (measurement date), the Company's Board of Directors decided to discontinue the operations of Sierra Vista. Accordingly, Sierra Vista is accounted for as a discontinued operation in the accompanying consolidated financial statements. All operations from the measurement date to the date of disposal have been estimated and included in the loss from discontinued operations as of December 31, 1998. All assets have been written down to their net realizable value as of December 31, 1998.

         Liabilities in excess of assets of discontinued operations consists of Sierra Vista accounts payable as of December 31, 1998.

         Sierra Vista has never generated any revenues.

2        SIGNIFICANT ACCOUNTING POLICIES:

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

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The cost of normal maintenance and repairs is charged to operations as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of fixed assets sold, or otherwise disposed of, and the related accumulated depreciation or amortization is removed from the accounts, and any gains or losses are reflected in current operations.

         Film Rights and Film Cost Inventory - Film rights were stated at the fair market value of the stock issued upon contribution to the Company, which had become the cost of the assets, and consisted of screen plays, foreign films, and other materials related to the film industry. Such amounts were being amortized to expense over their estimated useful lives. In compliance with Financial Accounting Standards Board (FASB) Statement Number 53 "Financial Reporting by Producers and Distributors of Motion Picture Films," the Company had capitalized production costs as film cost inventory. Such amounts were being amortized using the individual-film-forecast-computation method. Due to the discontinuance of Sierra Vista, film rights and film cost inventory in the amount of $277,500 were written off during the year ended December 31, 1998.

         Debt Issuance Costs - Debt issue costs represent the offering costs associated with the sale of the debentures (See Note 7) and were being amortized using the interest method over the life of the debentures. The Company was in violation of certain covenants under the terms of the debentures. Consequently, the debentures are classified as current in the accompanying consolidated financial statements and debt issue costs of $664,815 capitalized as of December 31, 1997 were written off during the year ended December 31, 1998. Debt issue costs associated with debentures sold during the year ended December 31, 1998 were immediately expensed due to the violation of certain covenants under the terms of the debentures.

         Goodwill - Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of the acquired business, was stated at cost and was amortized on a straight-line basis, over the future periods to be benefited estimated to be three years. Due to the discontinuance of Sierra Vista, goodwill in the amount of $848,129 was written off during the year ended December 31, 1998.

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

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTSINANCIAL STATEMENTS

         The Company's financial statements are based upon a number of significant estimates, including the estimated useful lives selected for property and equipment and the adequacy of valuation allowances. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that these estimates will be further revised in the near term and such revisions could be material.

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

         Stock-Based Compensation - The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
         Employees" (APB25) and related interpretations in accounting for its employee stock options. In accordance with FASB123 entitled "Accounting for Stock-Based Compensation"; the Company will disclose the impact of adopting the fair value accounting of employee stock options. Transactions in equity instruments with non-employees for goods or services have been accounted for using the fair value method prescribed by FASB123.

         Concentrations of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or groups of counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions. In accordance with FASB105 entitled "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", the credit risk amounts shown do not take into account the value of any collateral or security.

         Fair Value of Financial Instruments - The estimated fair values for financial instruments, under FASB107 entitled "Disclosures about Fair Value of Financial Instruments", are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes all cash, accounts receivable, accounts payable, convertible debentures, and other debt, approximates the carrying value in the consolidated financial statements at December 31, 1998.

         Earnings per Share - Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All such securities or other contracts were anti-dilutive for all periods presented and, therefore, excluded from the computation of earnings per share.

         Impact of Recently Issued Standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FASB133), "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for fiscal years beginning after June 15, 1999. Earlier application is encouraged; however, the Company does not anticipate adopting FASB133 until the fiscal year beginning January 1, 2000. FASB133 requires that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not believe the adoption of FASB133 will have a material impact on assets, liabilities or equity. The Company has not yet determined the impact of FASB133 on the income statement or the impact on comprehensive income.

         FASB132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and FASB134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" were issued in 1998 and are not expected to impact the Company's future financial statement disclosures, results of operations or financial position.

3        BASIS OF PRESENTATION:

         The financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. However, there is substantial doubt about the Company's ability to continue as a going concern because of the magnitude of its loss of $16,465,877 for the year ended December 31, 1998, and its negative working capital of $11,851,398 and its stockholder's deficit of $11,510,684 as of December 31, 1998. The Company's continued existence is dependent upon its ability to raise substantial capital, to generate revenues and to significantly improve operations.

         Management has taken several actions in response to these conditions. During 1998, the Company sold $4,000,000 of 7% convertible debentures (See Note 7) and converted $4,936,876 of debt to equity. Also, in June 1998, the Company discontinued its Sierra Vista operation and further reduced expenses by discontinuing certain development projects and reducing personnel. Subsequent to December 31, 1998, the Company sold $750,000 in 7% convertible debentures and borrowed $1,200,000 through the issuance of 13% notes due on demand and is attempting to raise additional capital. Management believes that these actions will allow the Company to continue as a going concern.

         Accordingly, the financial statements do not include any adjustments relating to the recoverabilty and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

4        PROPERTY AND EQUIPMENT:

         Property and equipment consists of the following:

             Computer and equipment                          $          332,261
             Office equipment and furniture                             125,774
                                                             ------------------
                                                                        458,035

               Accumulated depreciation                                 154,521
                                                             ------------------
                                                             $          303,514
                                                             ==================

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5        ACCRUED LIABILITIES:

         Accrued liabilities consists of the following:

                  Accrued payroll and benefits               $          190,915
                  Accrued interest                                      431,229
                  Other                                                 643,146
                                                             ------------------
                                                             $        1,265,290
                                                             ==================
6        NOTES PAYABLE - RELATED PARTIES:

         Note  payable  -  related  party in the  original
         amount of $50,000  bearing  interest at 10%,  due
         on demand                                           $           40,000

         Note payable - related party in the original amount of $125,000 bearing interest at 8% with monthly payments of $10,000, due on demand

                                                                         95,000
                                                             ------------------
                                                             $          135,000
                                                             ==================

         In connection with the notes payable - related parties discussed above, the Company issued 100,000 shares of common stock to the related parties and has recognized $175,000 in interest expense for the year ended December 31, 1998 for the fair value of the shares issued.

         During 1997, the Company entered into a revolving convertible debt facility with a shareholder which bore interest at 10% and provided for the conversion of all amounts outstanding into common stock at a conversion price equal to 80% of the market price for a share of common stock at the time a draw is funded. In May 1998, the shareholder converted $4,181,421 of the amount outstanding into 1,742,362 shares of common stock. In June 1998, the shareholder converted its remaining balance outstanding of $317,357 into common stock and terminated the credit facility. As an inducement to make this conversion, the Company allowed the shareholder to convert the remaining balance into 1,220,608 shares of common stock based on the market price of the stock of $0.26 per share as opposed to the conversion price of $2.40 per share. The Company recognized an additional expense of $260,645 for the value of the additional shares issued to induce the conversion.

7        LONG-TERM DEBT:

         In December 1997, the Company issued $5,000,000 of 7% convertible debentures due in December 2002. The debentures accrue interest at 7% per annum and are convertible into shares of common stock at a conversion price equal to the lesser of $3.47 per share or 80% of the five day average market price per share prior to conversion. As part of the issuance of the debentures, the Company issued to the debenture holders five year warrants to purchase 250,000 shares of common stock at $3.00 per share and 250,000 shares of common stock at $4.00 per share. In addition, the Company issued a five-year warrant to purchase 250,000 shares of common stock at $2.43 per share as a finders fee.

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




         In June 1998, the Company issued $2,000,000 of 7% convertible debentures due in June 2003. The debentures accrue interest at 7% per annum and are convertible into shares of common stock at a conversion price equal to $0.35 per share. As part of the issuance of the debentures, the Company issued to the debenture holders five-year warrants to purchase 500,000 shares of common stock at $0.50 per share. In addition, the Company issued five-year warrants to purchase 400,000 shares of common stock at $0.34 per share as a finders fee.

         In August 1998, the Company issued $1,500,000 of 7% convertible debentures due in August 2003. The debentures accrue interest at 7% per annum and are convertible into shares of common stock at a conversion price equal to the lesser of $0.26 per share or 75% of the five day average market price per share prior to conversion. As part of the issuance of the debentures, the Company issued to the debenture holders five year warrants to purchase 75,000 shares of common stock at $0.50 per share, and cancelled the 500,000 warrants issued with the December 1997 debentures and issued new five year warrants to purchase 500,000 shares of common stock at $0.50 per share. In addition, the Company issued five-year warrants to purchase 300,000 shares of common stock at $0.21 per share as a finders fee.

         In December 1998, the Company issued $500,000 of 7% convertible debentures due in December 2003. The debentures accrue interest at 7% per annum and are convertible into shares of common stock at a conversion price equal to the lesser of $0.18 per share or 75% of the five day average market price per share prior to conversion. As part of the issuance of the debentures, the Company issued to the debenture holders five-year warrants to purchase 125,000 shares of common stock at $0.50 per share. In addition, the Company issued five-year warrants to purchase 100,000 shares of common stock at $0.14 per share as a finder's fee.

         All of the debentures are secured by all of the assets of the Company. The Company was in violation of certain covenants related to the debentures; consequently all of the debentures have been classified as current in the accompanying financial statements. The unamortized debt issuance costs and discount in the amount of $2,345,866 associated with the December 1997 debentures were written-off during the year ended December 31, 1998. The Company has also recognized interest expense of $1,093,879 during the year ended December 31, 1998 which is attributable to the fair value of the warrants and the beneficial conversion features associated with the debentures issued during 1998.

         During 1998, holders of the December 1997 debentures converted $210,000 in principal and $10,597 in accrued interest into 1,459,539 shares of common stock.

8       STOCKHOLDERS' EQUITY:

         In  October  1996,   the  Company   adopted  the  1996   Incentive  and
         Nonstatutory Stock Option Plan (the 1996 Plan) covering 1,500,000 shares. In 1997 this was increased to 3,000,000 shares pending shareholder approval. Under the plan, the Company can grant to key employees, directors, and consultants either incentive, non-statutory, or performance based stock options. The price of the options granted pursuant to the plan shall not be less than 100% of the fair market value of the shares on the date of grant. The board of directors will decide the vesting period of the options, if any, and no option will be exercisable after ten years from the date granted. Prices for incentive options granted to employees who own 10% or more of the Company's stock are at least 110% of market value at date of grant.

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In  January  1997,   the  Company   purchased  the  rights  to  certain
         proprietary technology from a third party in exchange for 100,000 shares of the Company's common stock. This technology was valued at $500,000 or $5.00 per share, which was the current market value of the Company's common stock. At December 31, 1997, the $500,000 of the technology cost is included in research and development costs.

         During 1997 the Company granted options under the 1996 plan to purchase 1,278,640 shares of common stock to employees who were hired in 1997 and 1996. The options were granted with exercise prices ranging from $0.50 to $3.75 per share, expire in 2002 and vest over three years from the date of hire. The Company has recognized $91,824 and $911,531 in compensation expense related to services provided for the years ending December 31, 1998 and 1997, respectively. In June 1998, 530,600 of the options were repriced to the current fair market value of $0.26 per share. As of December 31, 1998, 748,040 of these options were forfeited.

         In April 1997, the Company granted options to purchase 100,000 shares of common stock for $3.375 per share for a term of three years in exchange for consulting services. Compensation expense in the amount of $272,480 was recognized during the year ended December 31, 1997 for services provided.

         In May 1997, the Company granted options to purchase 1,000,000 shares of common stock under the 1996 Plan to an officer. The options were granted with exercise prices ranging from $2.75 to $4.75 per share. All of these options were forfeited during 1998.

         In July 1997, the Company granted 122,160 options to purchase common stock for prices ranging from $0.50 to $3.00 per share for consulting services rendered. Consulting expense in the amount of $374,295 was recorded for the year ending December 31, 1997.

         In July 1997, the Company retained the services of an investment advisor to assist in raising up to $15,000,000 in a private placement. In connection with these services, the Company granted options to purchase 400,000 shares of common stock under the Plan at $2.50 per share. 200,000 of the options were exercisable upon grant; the remainder were forfeited during 1998.

         In October 1997, the Company granted options to purchase 261,233 shares of common stock to employees under the 1996 plan. The options were granted with an exercise price equal to market, $3.0625 per share. The options expire in 2002 and vest over three years or upon attainment of certain performance criteria. As of December 31, 1998, 230,900 of these options were forfeited.

         In November 1997, the Company granted options to purchase 105,000 shares of common stock to employees under the 1996 Plan. The options were granted with an exercise price equal to market, $2.5938 per share. The options expire in 2002 and vest over three years. As of December 31, 1998, 55,000 of these options were forfeited.

         In November 1997, the Company granted non-plan options to purchase 1,500,000 shares of common stock to directors of the Company. The options were granted with an exercise price equal to market, $2.5938 per share, and expire in 2002. In June 1998, the options were repriced to the current fair market value of $0.26 per share. The options vested immediately.

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         In December 1997, a former president of the Company returned 500,000 shares of common stock originally issued at par value. The stock was returned to settle any potential claims the Company may hold against him relating to the November 10, 1997 legal action described in Note 9. The return of these shares was recorded based on their original issue cost.

         During 1998, the Company granted options to purchase 1,966,400 shares of common stock to employees under the 1996 plan. The options were granted with exercise prices equal to market on the date of grant and range from $0.26 to $2.50 per share. The options expire in 2003 and vest over three years.

         In March 1998, the Company granted non-plan options to purchase 50,000 shares of common stock to an employee. The options were granted with an exercise price of $1.75 per share. One third of the options vest immediately and the remainder vest over two years. Compensation expense of $8,854 was recognized in the year ended December 31, 1998 for services provided.

         In May 1998, the Company borrowed $217,500 which was converted into 836,538 shares of common stock. In connection with this borrowing the Company issued 25,000 shares of common stock and recognized $43,750 in interest expense for the year ended December 31, 1998 for the fair value of the 25,000 shares issued.

         In May 1998, the Company granted options to purchase 1,000,000 shares of common stock at an exercise price of $1.75 per share in connection with the hiring of a new president. In December 1998, the Company settled a claim with this individual in which 500,000 of these options were forfeited. See Note 9: Litigation.

         In October 1998, the Company granted non-plan options to purchase 300,000 shares of common stock to a director. The options were granted with an exercise price equal to market on the date of grant ($0.16 per share) and vest immediately.

         The following table sets forth activity for all options granted under the Plan:

                                                                                                           AVERAGE
                                                                                                        EXERCISE PRICE
                                                                                  NUMBER                   PER SHARE
                                                                           ---------------------    --------------------
                  BALANCE, December 31, 1996                                          369,500       $              1.62
                      Granted                                                       3,044,873                      2.60
                      Forfeited                                                      (606,050)                     1.84
                      Exercised                                                             -                         -
                                                                           ------------------        --------------------

                  BALANCE, December 31, 1997                                        2,808,323                      2.63

                      Granted                                                       2,669,833                       .31
                      Forfeited                                                    (2,808,323)                     2.63
                      Exercised                                                             -                        -
                                                                           ------------------         -----------------

                  BALANCE, December 31, 1998                                        2,669,883       $               .31
                                                                           ==================       ===================

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         At December 31, 1998 options to purchase 1,058,547 shares were exercisable at prices ranging from $0.26 to $2.59 per share. The remaining 1,611,336 options outstanding become exercisable at $0.26 per share through June 2001.

         If not previously exercised or forfeited, 810,933 and 1,858,950 options outstanding will expire during the year ended December 31, 2002 and 2003, respectively.

         The following is a summary of all of the activity for non-plan options:

                                                                                                        WEIGHTED AVERAGE
                                                                             NUMBER OF SHARES            EXERCISE PRICE
                                                                           ---------------------    ---------------------
                  BALANCE, December 31, 1996                                        4,200,000       $                3.00
                      Vested options granted to consultants                           217,500                        2.89
                      Options granted to consultants                                    4,660                         .50
                      Options granted to directors                                  1,500,000                        2.59
                      Expired/cancelled options                                    (1,171,667)                       3.00
                                                                           ------------------       ---------------------

                  BALANCE, December 31, 1997                                        4,750,493                        2.86

                      Vested options granted to consultants                                 -                           -
                      Options granted to consultants                                        -                           -
                      Options granted to employees                                  1,050,000                        1.75
                      Options granted to directors                                  1,800,000                         .24
                      Expired/cancelled options                                    (4,366,665)                       2.78
                                                                           ------------------       ---------------------

                  BALANCE, December 31, 1998                                        3,233,827       $                1.24
                                                                           ==================       =====================



         At December 31, 1998 options to purchase 2,533,827 shares were exercisable at prices ranging from $0.16 to $3.37 per share. The remaining options outstanding become exercisable upon the achievement of certain performing criteria.

         If not previously exercised or forfeited, all options will expire during the years ended December 31, 2003 through 2008.

         As stated in Note 2, the Company has not adopted the fair value accounting prescribed by FASB123 for employees. Had compensation cost for stock options issued to employees been determined based on the fair value at grant date for awards in 1998 and 1997 consistent with the provisions of FASB123, the Company's net loss and net loss per share would have been adjusted to the proforma amounts indicated below:


                                                                                   1998                     1997
                                                                           ---------------------    --------------------

                  Net loss                                                 $      (21,295,706)      $      (12,594,406)
                                                                           =====================    =====================
                  Basic and diluted net loss per common share              $            (0.92)      $            (0.70)
                                                                           =====================    =====================

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The fair value of each option is estimated on the date of grant using the present value of the exercise price and is pro-rated based on the percent of time from the grant date to the end of the vesting period. The weighted-average fair value of the options on the grant date for 1998 and 1997 was $1.41 and $2.10 per share, respectively. The following assumptions were used for grants in 1998 and 1997: risk-free interest rates of 5.6% and 6.22%, respectively; expected lives of three years; dividend yield of 0%; and expected volatility of 140% and 144.0%, respectively.

9        COMMITMENTS AND CONTINGENCIES:

         In July 1997, the board of directors approved the Company entering into an agreement to obtain a 66% interest in a joint venture with China International Radio Development. As part of this agreement, the Company will have to fund up to $200,000 of expenses. The purpose of the joint venture is to develop an exhibition center in China to display new high-tech products. In connection with obtaining the joint venture interest, during 1998, the Company issued 100,000 shares of common stock to a third party as a finder's fee upon closing of the agreement and recognized $26,000 in expense for services provided. Subsequent to December 31, 1998, the Company entered into an agreement to obtain a release from all obligations under the joint venture agreement. In exchange, the Company will pay $53,000 in cash, cancel the 100,000 shares previously issued as a finders fee and issue 200,000 new shares. The Company has accrued $77,000 as of December 31, 1998 in connection with this agreement.

                                     LEASES

         The Company leases office space in California and certain office equipment under long-term operating leases. The Company's leases include the cost of real property taxes and maintenance expenses.
         Insurance and utilities are the Company's responsibility. Future minimum lease payments for all non-cancelable operating leases are as follows:


         YEAR ENDING DECEMBER 31,                                   AMOUNT
         ------------------------                                -------------
                  1999                                           $  345,600
                  2000                                              345,600
                  2001                                              345,600
                  2002                                              345,600
                                                                 -------------

                                                                 $1,382,400

         Rent expense was $427,826 and $193,214 for 1998 and 1997, respectively.

                              EMPLOYMENT AGREEMENT

         In connection with the acquisition of Sierra Vista Entertainment, Inc. (See Note 1), the Company entered into five year employment agreements with its president and the president of Sierra Vista which provide for minimum annual salaries totaling $420,000 and other incentives, as well as severance payments equal to one year's salary for termination without cause, and three years salary for termination without cause in connection with a change in control. During 1998, these agreements were canceled in exchange for a mutual release of all claims.

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                   LITIGATION

         On October 7, 1996, the Company filed a complaint for declaratory relief against a former employee. The lawsuit states that the person breached a written employment agreement between the two parties. In response to the action, the employee filed a similar cross-complaint, which was subsequently amended after an unsuccessful mediation process. The amended cross-complaint seeks damages in excess of $5,000,000 and 2% of the Company's stock outstanding as of April 1996. In August 1998, the parties reached an agreement whereby the Company paid $4,000.

         On December 27, 1996, the Company issued a purchase order to Compass Design Automation ("Compass") in the amount of $1,021,300 for software tools. On March 18, 1997, the Company canceled this purchase order because it believes Compass reneged on certain commitments. In July 1997, Compass made a demand for payment. Company management has had discussions with Compass to resolve this issue; however, no agreement has been reached. Management believes, based on current information, that any settlement would not have a material adverse impact on the Company.

         On November 10, 1997 the Company filed a suit against former officers and directors of the Company for breach of fiduciary duty and third parties who were involved in the initial merger between the Company and Jettson Realty Development as well as the private placements of the Jettson Realty Development stock. The suit claims fraud, breach of fiduciary duty and negligence surrounding the acquisition. Management intends to pursue this lawsuit vigorously and believes that no material adverse impact will arise as a result of the litigation. During 1997, the Company has entered into a settlement agreement with the Company's former president related to this suit whereby the Company's president agreed to return 500,000 shares of common stock. (See Note 8). During 1998, the Company obtained defaults against certain of the defendants whereby the Company was awarded approximately $25 million in damages, was allowed to cancel 1,010,329 shares of its common stock previously issued to the defendants and retain $250,959 of contested proceeds from a private placement. The Company has given no accounting recognition to the $25 million in damages.

         As part of the November 10, 1997 lawsuit, a former director of the Company filed a counterclaim asserting approximately $11 million in damages. In addition, the suit also sought to remove restrictive legends on the stock currently owned. During 1998, the Company entered into a settlement agreement with this former director. In exchange for a mutual release of all claims, the former director placed 500,000 shares of the Company's common stock previously issued to him into escrow. These shares were then sold and the proceeds of approximately $64,000 were used by the Company to pay off certain accounts payable and legal accruals.

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

         Effective in May 1998, the Company hired a new president and entered into an employment contract with him. In June 1998, the new president resigned and subsequently filed a claim against the

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Company alleging that his employment contract had been breached. The Company believed that this individual made certain misrepresentations and defended itself vigorously. In December 1998, the parties settled their respective claims including a payment by each party to the other. The amount of these payments was not material to the Company. In addition, the Company agreed to allow the individual to keep options to purchase 500,000 shares of common stock at an exercise price of $1.75 per share. These options vested immediately. The company has recognized compensation expense of $265,625 in the year ended December 31, 1998 related to these options.

         In August 1998, the Staff of the Division of Enforcement of the Securities and Exchange Commission advised the Company that the Commission had issued a formal order for private investigation. The investigation involves allegations that, since January 1, 1995, certain of the Company's present or former officers, directors, employees, business consultants, investment bankers, and/or certain other persons or entities associated with the Company may have employed devices, schemes, or artifices to defraud, by, among other things, making undisclosed payments to certain registered representatives relating to sales of the Company's securities, and by manipulating the Company's stock price. Discovery has been initiated. Management believes based on current information, that there will be no material adverse impact on the Company as a result of this investigation.


                                 PRODUCT LICENSE

         The Company is committed under a license to pay royalties for the use of technology to develop video encoding systems on a chip to a third party for a percentage of gross revenue on sublicenses and for a percentage of the Foundry price for silicon in connection with sales to end users as follows:

                          12-MONTH PERIOD
                         ENDING MARCH 26,                         PERCENTAGE
                                                            --------------------
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

         The maximum amount of royalties to be paid under the license shall not exceed $3,000,000. No royalties have been earned or paid through December 31, 1998. The Company has abandoned the use of this technology during 1998.

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10      INCOME TAXES:

         Income tax expenses is comprised of the following:

                                                                                                         MARCH 3, 1993
                                                                  FOR THE YEAR ENDED                     (INCEPTION) TO
                                                                     DECEMBER 31,                         DECEMBER 31,
                                                      --------------------------------------------   -----------------------
                                                             1998                    1997                     1998
                                                      --------------------    --------------------   -----------------------
                  Current
                      Federal                         $              -       $               -       $                 -
                      State                                      2,400                   3,200                     8,800
                                                      ----------------        ----------------       -------------------
                                                                 2,400                   3,200                     8,800
                                                      ----------------        ----------------       -------------------

                  Deferred
                      Federal                                       -                       -                         -
                      State                                         -                       -                         -
                                                      ----------------        ----------------       -------------------


                  Income tax expense                  $          2,400        $          3,200       $             8,800
                                                      ================        ================       ===================


         Deferred income tax assets (liabilities) are comprised of the following at December 31, 1998:

    Current deferred income tax assets (liabilities):
      Accrued vacation                                      $            21,143
      Accrued wages                                                      54,832
      Stock based compensation                                        1,760,219
      Accrued settlement                                                 21,112
      Other                                                               8,484
                                                            -------------------
                                                                      1,865,790
                                                            -------------------
    Valuation allowance                                              (1,865,790)
      Net current deferred tax asset                        $                 -
                                                            ===================

   Long-term deferred tax assets (liabilities):
     Depreciation/amortization                              $           549,627
     Net operating loss carryforward                                  9,427,698
     Research and development credit                                    794,320
                                                            -------------------
                                                                     10,771,645
   Valuation allowance                                              (10,771,645)
                                                            -------------------
     Net long-term deferred tax asset                      $                  -
                                                            ===================

         Total income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rates to pre-tax income as follows:

                                                                                                          MARCH 3, 1993
                                                                  FOR THE YEAR ENDED                     (INCEPTION) TO
                                                                     DECEMBER 31,                         DECEMBER 31,
                                                      --------------------------------------------    ----------------------
                                                             1998                    1997                     1998
                                                      --------------------    --------------------   -----------------------
                Total expense (benefit)
                  computed by applying the
                  U.S. statutory rate                            (34.0%)                 (34.0%)                (34.0%)
                Nondeductible license costs                          -                       -                    1.3
                Nondeductible goodwill                             5.7                      .7                    3.3
                Non deductible interest                           14.4                       -                    9.6
                Other                                               .4                       -                     .2
                Change  in   beginning   balance   of
                valuation allowance                               13.5                    33.3                   19.6
                                                      -------------------     -------------------    -----------------
                                                                     -  %                    - %                    -%
                                                      ==================      ==================     =================


         As of December 31, 1998, the Company has available net operating loss carryforwards for income taxes of $21,958,000 for Federal purposes and $22,193,000 for California purposes which begin to expire in the year 2011 and 2001, respectively. The Company has $579,000 and $275,000 of credit carryforward for federal and California, respectively. The benefit of the net operating loss and credit carryovers to offset future taxable income may be subject to limitation as a result of changes in stock ownership as prescribed in Internal Revenue Code
         Section 382.

11        PROFIT SHARING PLAN:

         During 1998, the Company established the InnovaCom, Inc. 401(K) Profit Sharing Plan (the Plan) covering substantially all of its employees. Management determines, at its discretion, the amount of any matching or other contributions to the Plan. The Company made no such contributions to the Plan during the year ended December 31, 1998.