Form 10QSB
period 1999-03-31
INNOVACOM INC
filed 1999-06-24
CIK 1030906

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1999

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding as of May 14, 1999 was 25,035,796

Transitional Small Business disclosure format
         Yes  [  ]           No  [X]

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)
                                   (Unaudited)

                                                                                         March 31,
                                                                                           1999
                                                                                        ---------
                                         ASSETS
                                        --------

CURRENT ASSETS
    Cash                                                                               $       69
    Accounts receivable - trade, net of allowance for doubtful
       accounts of $34                                                                         18
    Inventory                                                                                 136
    Prepaid expenses and other                                                                 91
                                                                                        ---------

       Total current assets                                                                   314

Property and equipment, net                                                                   271
Deposits                                                                                       37
                                                                                        ---------
TOTAL ASSETS                                                                           $      622
                                                                                        =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Note payable - related parties                                                     $      120
    Demand note                                                                               600
    Convertible debentures                                                                  9,540
    Accounts payable                                                                        1,466
    Accrued liabilities                                                                     1,653
    Liabilities in excess of assets of discontinued operations                                 63
                                                                                        ---------

       Total current liabilities                                                           13,442
                                                                                        ---------
STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $.001 par value, 50,000 shares authorized,
       25,036 shares issued and outstanding                                                    25
    Warrants                                                                                1,348
    Additional paid-in capital                                                             23,179
    Deficit accumulated during development stage                                          (37,372)
                                                                                        ----------
       Total stockholders' equity (deficit)                                               (12,820)
                                                                                        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                   $      622
                                                                                        ==========

See accompanying notes to these condensed consolidated financial statements.


                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                                                                         MARCH 3, 1993
                                                                             THREE MONTHS ENDED          (INCEPTION) TO
                                                                                  MARCH 31,                 MARCH 31,

                                                                              1998          1999              1999
                                                                              ----          ----              ----

REVENUES                                                                 $      45      $      36          $      293
                                                                          ----------    ----------          ----------
COSTS AND EXPENSES
   Cost of goods sold                                                           22            167                 558
   Research and development                                                  1,423            369              10,636
   Selling, general and administrative                                       2,015            607              16,445
   Impairment loss on property and equipment                                     -              -                 937
                                                                          ----------    ----------          ----------
     Total costs and expenses                                                3,460          1,143              28,576
                                                                          ----------    ----------          ----------
OPERATING LOSS                                                              (3,415)        (1,107)            (28,283)
                                                                          ----------    ----------          ----------

OTHER INCOME AND EXPENSE
   Interest expense, net of interest income                                    976            659               6,627
   Debt conversion expense                                                       -              -                 261
                                                                           ----------    ----------         ----------
      Total other expense                                                      976            659               6,888
                                                                           ----------    ----------         ----------
Loss from continuing operations before income tax
 expense, discontinued operations, and extraordinary item                   (4,391)        (1,766)            (35,171)
Income tax expense                                                               2              2                   8
                                                                          ----------    ----------         ----------
Loss from continuing operations                                             (4,393)        (1,768)            (35,179)
                                                                          ----------    ----------         ----------

Loss on disposal of discontinued operation                                   1,155              -               1,155
Loss from operations of discontinued operation, net
  of income tax expense                                                        224              -               1,161
                                                                          ----------    ----------         -----------
Loss from discontinued operations                                            1,379              -               2,316
                                                                          ----------    ----------         -----------

Net loss before extraordinary item                                          (5,772)        (1,768)            (37,495)
                                                                          ----------    ----------         -----------

Extraordinary item:  Gain on extinguishment of liabilities,
  net of income tax expense                                                      -            123                 123
                                                                          ----------    ----------         ----------

Net Loss                                                                 $  (5,772)    $   (1,645)         $  (37,372)
                                                                          ==========    ==========         ==========

Basic and diluted net loss per common share
  Continuing operations                                                      $(0.21)    $   (0.07)
  Discontinued operations                                                     (0.07)            -
  Extraordinary item                                                              -             -
                                                                           ---------    ----------

 Basic and diluted net loss per common share                             $    (0.28)    $   (0.07)
                                                                           =========     =========

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                                                   20,562        25,036
                                                                          ==========    ==========

See accompanying notes to these condensed consolidated financial statements.


                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                                      MARCH 3, 1993
                                                                           THREE MONTHS ENDED        (INCEPTION) TO
                                                                                MARCH 31,               MARCH 31,

                                                                           1998           1999             1999
                                                                           ----           ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss from continuing operations                                $   (4,393)   $   (1,768)        $  (35,179)
    Adjustments to reconcile net loss from continuing
       operations to net cash used in operating activities:
       Depreciation and amortization                                          129            38                766
       Amortization of discount on long-term debt                             770             -              2,346
       Gain on extinguishment of liabilities                                    -           123                123
       Impairment loss on property and equipment                                -             -                937
       Interest related to beneficial conversion features
           of notes payable and long-term liabilities                          25           285              2,583
       Compensation recognized upon issuance of stock
           and stock options                                                  210            11              5,781
       Expense recognized upon issuance of stock for
           conversion incentive                                                 -             -                261
       Stock canceled in default judgments                                                    -               (250)
       Contribution of product license                                          -             -              1,275
       Purchased incomplete research and development                            -             -                500
       Write-off acquisition costs                                             68             -                 68
       Write-off related party receivable                                       -             -                140
    Changes in operating assets and liabilities:
       Accounts receivable                                                    (36)           (9)               (18)
       Prepaid and other expenses                                              76           (11)               (91)
       Inventory                                                                -          (136)              (136)
       Due from related parties                                               (36)            -                  -
       Deposits                                                                (3)            -                (37)
       Accounts payable                                                       637          (255)             1,877
       Accrued liabilities                                                    235           387              2,239
                                                                        ----------    ----------         ----------
       Net cash used in operating activities from continuing
           operations                                                      (2,318)      (1,335)            (16,815)
                                                                        ----------    ----------         ----------

Net loss from discontinued operations                                      (1,379)           -              (2,316)
    Loss from disposal of assets                                               41            -                  49
    Write down of film rights and film cost inventory                         278            -                 250
    Write down of goodwill                                                    848            -                 848
    Change in liabilities in excess of assets of discontinued
       operations                                                               1            -                  63
                                                                        ----------    ----------         ----------
Net cash used in operating activities from discontinued
    operations                                                               (211)           -              (1,106)
                                                                        ----------    ----------         ----------

                                                    (continued)

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                   (continued)

                                                                                                      MARCH 3, 1993
                                                                           THREE MONTHS ENDED         (INCEPTION) TO
                                                                                MARCH 31,               MARCH 31,

                                                                           1998         1999               1999
                                                                           ----         ----               ----


CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash received in acquisition of Sierra Vista                                -          -              2,917
    Advance to related party                                                    -          -               (140)
    Cost incurred for organization of joint venture                             -          -                (68)
    Purchases of property and equipment                                      (824)        (5)            (2,196)
    Proceeds from sale of asset                                                 -          -                  4
                                                                        ----------   --------         ----------
       Net cash provided by (used in) investing activities                   (824)        (5)               517
                                                                        ----------   --------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                          -          -              2,898
    Proceeds from notes payable                                                 -        600              5,465
    Net proceeds from sale of debenture with detachable
       warrants                                                                 -        750              9,359
    Principal payments on notes payable                                         -        (15)              (289)
    Settlement proceeds from stock litigation                                   -         40                 40
                                                                        ----------   --------        ----------
       Net cash provided by financing activities                                -      1,375             17,473
                                                                        ----------   --------        ----------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                            (3,353)        35                 69

CASH AND CASH EQUIVALENTS, beginning of period                              4,148         34                  -
                                                                       ----------    --------        ----------
CASH AND CASH EQUIVALENTS, end of period                               $      795    $    69         $       69
                                                                        ==========   ========        ==========

 See accompanying notes to these condensed consolidated financial statements.

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1999
                                   (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments considered necessary to present fairly the Company's financial position at March 31, 1999, results of operations for the three months ended March 31, 1998 and 1999, and the period from inception (March 3, 1993) to March 31, 1999, and the cash flows for the three months ended March 31, 1998 and 1999, and the period from inception (March 3, 1993) to March 31, 1999. The results for the period ended March 31, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

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

The liabilities of Sierra Vista included in the accompanying consolidated balance sheet as of March 31, 1999, consisted of accounts payable and accrued expenses of approximately $63,000.

Sierra Vista has never generated any revenues.

Note 3 - Subsequent Events

To provide for additional working capital, on April 9, 1999, the Company borrowed $600,000 from an investor who had previously purchased $4,750,000 face value of Convertible Debentures, and had loaned the Company $600,000 on a demand note. The April 9, 1999 note bears interest at 13% and is due on demand. This same investor loaned the Company an additional $450,000 on terms similar to those of the April 9, 1999 note on May 7, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, lack of revenues, substantial losses, need for additional capital and limited operating history, and other risks factors detailed in the Company's Securities and Exchange Commission ("SEC") filings including the factors set forth in the "Certain Consideration" section in the Company's Form 10-KSB for the year ended December 31, 1998. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

Revenues

Revenues for the three months ended March 31, 1999 were approximately $36,000 as compared to approximately $45,000 for the same period in 1998. The revenue in 1999 was from the sale of two TransPeg systems and in 1998 was from sale of pre-production boards and systems.

Cost of goods sold

Cost of goods sold was approximately $167,000 in the first three months of 1999 as compared to approximately $22,000 in the same period of 1998. The costs of sales in 1998 consist principally of the material cost of the product shipped. Cost of sales in the first quarter of 1999 contains not only the material cost of the product shipped, but also expenses related to building and staffing a production department in anticipation of product releases. The cost of sales as a proportion of sales experienced in the periods shown in 1998 and 1999 do not necessarily predict the cost of sales that the Company might experience at such time, if any, that production level products begin to ship in normal production volumes.

Research and development

Research and development expense was approximately $369,000 in the first quarter of 1999 as compared to approximately $1,423,000 in the same period of 1998. The reduction from 1998 to 1999 reflects the actions taken in June 1998 to terminate chip development efforts, and to greatly reduce all expenses in research and development. Essentially all categories of expense decreased between the first quarter of 1998 and the same period in 1999, but the largest reductions were in payroll (approximately $342,000), materials, supplies, and services (approximately $366,000), and consulting (approximately $121,000).

Selling, general and administrative

Selling, general and administrative expenses decreased from approximately $2,015,000 in the first three months of 1998 to approximately $607,000 for the same period of 1999. This reduction reflects the cost reductions made by the Company in June 1998. The largest single expense reduction was in consulting and other costs to prepare for the National Association of Broadcasters show, which were approximately $366,000 less in the first quarter of 1999 than in the same period of 1998. The next most significant reduction was in legal expense, which declined by approximately $300,000 from the first quarter of 1998 to the same period of 1999. This reflects the success in reducing litigation costs borne by the Company, and of the absence of merger and acquisition efforts in 1999, which in comparison were very active in the first quarter of 1998. Essentially all other cost items also decreased in the three months ended March 31, 1999 as compared to the same period in 1998, consistent with the Company's directive to reduce cost.

Interest expense, net of interest income

Interest expense net of interest income declined from approximately $976,000 in the first three months of 1998 to approximately $659,000 for the same period in 1999. The difference between the two periods is due mostly to the amortization of original discount on debt, which declined from approximately $777,000 in the first quarter of 1998 to approximately $244,000 in the same period of 1999. This was partially offset by penalties recognized in the first quarter of 1999 in the amount of $195,000 under the Company's Debenture agreements for failure to register the stock that underlies the convertible feature of the Debentures. No such penalties were recognized in the first quarter of 1998.

Liquidity and Capital Resources

Through March 31, 1999, the Company funded its operations primarily through the sale of stock and placement of debt. On March 31, 1999, the Company had a cash balance of approximately $69,000 and a working capital deficit of approximately $13,128,000. This compares with cash of approximately $34,000 and a working capital deficit of approximately $11,851,000 at December 31, 1998. The increase in working capital deficit is in close proportion to the loss experienced in the quarter.

On January 15, 1999, the Company issued Convertible Debentures in the aggregate principal amount of $750,000. The Debentures accrue interest at the rate of 7% per annum and are convertible into shares of the Company's Common Stock at a conversion price equal to the lesser of (i) 125% of the five-day average share price at the time of issuance and (ii) 80% for conversions prior to 120 days after issuance, 77.5% for conversions 120-150 days after issuance, and 75% thereafter. The Debentures have a term of five years, expiring January 15, 2004, and are secured by all of the assets of the Company. As part of the issuance of the Debentures, the Company issued to the Debenture holders five-year warrants to purchase up to 187,500 shares of Common Stock at $.50 per share.

In March, April, and May 1999, the Company borrowed an additional total of $1,650,000 from the investor who had purchased the majority of the Debentures evidenced in the form of three notes. The notes bear interest at 13% and are due on demand. In conjunction with this funding, the Company issued the holder of the notes five year warrants to purchase up to 1,000,000 shares of Common Stock at $.60 per share.

In conjunction with the sale of the Debentures in January 1999 and of the three notes in March, April, and May 1999, the Company issued warrants to purchase up to 480,000 shares of the Company's common stock at prices ranging from $0.11 to $0.84 per share to two investment brokers as finders' fees.

There can be no assurance that the Company will be successful in its efforts to internally generate the cash that will be required to fund the Company's operations and to pay off the liabilities incurred in prior periods. In addition, if the Company's products are successful, the Company will require additional capital to fund growth. In these events, the Company will require additional funding to finance its operations. Since December 1997, the Company has financed its operations through the issuance of convertible Debentures and demand notes, but no assurance can be given that the Company will be able to secure additional financing or, if it can, that it will be available on terms favorable to the Company.

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

The Company's operations are now based on software applications that the Company believes to be Year 2000 compliant. This included the recent purchase of Year 2000 compliant versions of software for its computer, security, and communications systems, as necessary. The Company has not yet identified any Year 2000 problem but will continue to monitor the issues. No assurances can be given that the Year 2000 problem will not occur with respect to the Company's computer systems.

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

Seasonality and Inflation

The Company does not believe that its business is seasonal or is impacted by inflation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company has a number of overdue accounts payable to vendors. A number of these vendors have filed suit against the Company to enforce collection. To date the Company has been able to reach settlements on most of these collection actions, but as of May 14, 1999, five of these collection actions seeking to collect a total of approximately $95,000 were outstanding. There can be no assurance that the suits that have been or will be filed, or the terms that might be reached for settlement will not create material hardship to the Company in the future. Management anticipates that the number of such suits might increase over time as the Company's unpaid obligations age further if more vendors conclude that legal action is the prudent course to pursue for collection.

Item 2.  Changes in Securities and Use of Proceeds. - Not Applicable

Item 3.  Defaults Upon Senior Securities.

The Company was not in compliance with certain covenants under the terms of the December 1997, June 1998, August 1998, and January 1999 Debenture and Warrant transaction documents including, but not limited to: payment of interest, maintenance of adequate authorized common stock reserve, timely registration of common stock underlying debt conversion rights, common stock trading volume, and timely filing of reports to the Securities Exchange Commission. Consequently these debentures are classified as current debt in the Company's financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders. - Not Applicable

Item 5.  Other Information.

To provide for working capital since December 1997, the Company has issued an aggregate face value of $9,750,000 of Convertible Debentures to two investor funds that are affiliated with each other. On May 14, 1999, $9,540,000 of these debentures remained outstanding. At May 14, 1999 the average price at which these convertible debentures could be converted into the Company's Common Stock was approximately $.32 per share. If these two investors had exercised their conversion rights at that time they would have owned approximately 60% of the outstanding Common Stock of the Company, giving them effective control of the Company. Because the price at which most of these convertible debentures can be converted into common stock is dependant on movements in the market price of the Company's common stock, the actual percentage of control that these two funds might acquire at any given time could be greater or less than the figure determined as of May 14, 1999.



Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                                                     SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  INNOVACOM, INC.
                                                   (Registrant)


Date:  June __, 1999                       /S/ FRANK J. ALIOTO
                                               --------------------------------
                                               Frank J. Alioto, President and
                                               Chief Executive Officer


Date:  June __, 1999                      /S/  STANTON CREASEY
                                               --------------------------------
                                               Stanton Creasey, Chief Financial
                                               Officer