Form 10QSB
period 1999-06-30
INNOVACOM INC
filed 1999-08-09
CIK 1030906

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1999

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

                         Commission file number 0-23505


                                 INNOVACOM, INC.
        (Exact name of small business issuer as specified in its charter)




               Nevada                                     88-0308568
  (State or other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)
-------------------------------------          ---------------------------------


                               3400 Garrett Drive
                              Santa Clara, CA 94054
               (Address of principal executive offices) (Zip Code)

                                 (408) 727-2447
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of shares of common stock outstanding as of June 30, 1999 was 25,175,796

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

                                                                                             JUNE 30,
                                                                                               1999

                                     ASSETS
                                    --------


CURRENT ASSETS
     Cash                                                                                    $     54
     Accounts receivable - trade, net of allowance for doubtful
       accounts of $34                                                                             30
     Other receivables                                                                             15
     Inventory                                                                                    229
     Prepaid expenses and other                                                                   114
                                                                                             --------

          Total current assets                                                                    442

     Property and equipment, net                                                                  233
     Deposits                                                                                      37
                                                                                             --------

     TOTAL ASSETS                                                                            $    712
                                                                                             ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ------------------------------------------------

CURRENT LIABILITIES
     Note payable - related parties                                                          $    110
     Note payable                                                                                  74
     Demand notes                                                                               1,950
     Convertible debentures                                                                     9,540
     Account payable                                                                            1,314
     Accrued liabilities                                                                        2,063
     Liabilities in excess of assets of discontinued operations                                    63
                                                                                             --------

          Total current liabilities                                                          $ 15,114
                                                                                             --------
STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $.001 par value, 150,000 shares authorized
      25,176 shares issued and outstanding                                                         25
     Warrants                                                                                   2,121
     Additional paid-in capital                                                                23,224
     Deficit accumulated during development stage                                             (39,772)
                                                                                             --------
         Total stockholders' equity (deficit)                                                 (14,402)
                                                                                             --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                         $    712
                                                                                             ========

See accompanying notes to these condensed financial statements.

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)


                                                                                                                     MARCH 3, 1993
                                                        THREE MONTHS ENDED             SIX MONTHS ENDED             (INCEPTION) TO
                                                             JUNE 30,                       JUNE 30,                    JUNE 30,
                                                    -------------------------       -----------------------       -----------------
                                                        1998             1999           1998           1999                1999
                                                    --------         --------       --------       --------            --------
REVENUES                                            $      -         $     61       $     40       $     97            $    354
COSTS AND EXPENSES                                  --------         --------       --------       --------            --------
  Cost of goods sold                                       5               50             22             79                 200
  Research and development                             1,342              367          2,765            736              11,003
  Selling, general and administrative                  2,611              884          4,626          1,629              17,737
  Impairment loss on property and equipment              937                -            937              -                 937
                                                    --------         --------       --------       --------            --------
    Total costs and expenses                           4,895            1,301          8,350          2,444              29,877
                                                    --------         --------       --------       --------            --------
OPERATING LOSS                                        (4,895)          (1,240)        (8,310)        (2,347)            (29,523)
                                                    --------         --------       --------       --------            --------
OTHER INCOME AND EXPENSE
  Interest expense, net of interest (income)           2,473            1,217          3,449          1,876               7,844
  Debt conversion expense                                261                -            261              -                 261
                                                    --------         --------       --------       --------            --------
    Total other (income) expense                       2,734            1,217          3,710          1,876               8,105
                                                    --------         --------       --------       --------            --------
Loss from continuing operations before income tax
  expense, discontinued operations, and
  extraordinary item                                  (7,629)          (2,457)       (12,020)        (4,223)            (37,628)

Income tax expense                                         -                -              2              2                   8
                                                    --------         --------       --------       --------            --------
Loss from continuing operations                       (7,629)          (2,457)       (12,022)        (4,225)            (37,636)
                                                    --------         --------       --------       --------            --------
Loss on disposal of discontinued operation                 -                -          1,155              -               1,155
Loss from operations of discontinued operation, net
  of income tax expense                                  176                -            400              -               1,161
                                                    --------         --------       --------       --------            --------
Loss from discontinued operations                        176                -          1,555              -               2,316
                                                    --------         --------       --------       --------            --------
Net loss before extraordinary item                    (7,805)          (2,457)       (13,577)        (4,225)            (39,952)
                                                    --------         --------       --------       --------            --------
Extraordinary item:  Gain on extinguishment of
  liabilities, net of income tax expense                   -               57              -            180                 180
                                                    --------         --------       --------       --------            --------
Net loss                                            $ (7,805)        $ (2,400)      $(13,577)      $ (4,045)           $(39,772)
                                                    ========         ========       ========       ========            ========
Basic and diluted net loss per common share
  Continuing operations                             $  (0.35)        $  (0.10)      $  (0.57)      $  (0.17)
  Discontinued operations                              (0.01)               -          (0.08)
  Extraordinary item                                       -                -              -           0.01
                                                    --------         --------       --------       --------
  Basic and diluted net loss per common share       $  (0.36)        $  (0.10)      $  (0.65)      $  (0.16)
                                                    ========         ========       ========       ========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                           21,501           24,970         21,034         25,003
                                                    ========         ========       ========       ========


See accompanying notes to these condensed consolidated financial statements.

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                         MARCH 3, 1993
                                                                SIX MONTHS ENDED        (INCEPTION) TO
                                                                      JUNE 30,              JUNE 30,
                                                             ----------------------    -----------------
                                                                 1998          1999             1999
                                                             --------      --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss from continuing operations                       $(12,022)     $ (4,225)       $(37,636)
   Adjustments to reconcile net loss from continuing
      operations to net cash used in operating activities:
      Depreciation and amortization                               202            76             804
      Amortization of discount on long-term debt                2,574                         2,346
      Gain on extinguishment of liabilities                         -           180             180
      Impairment loss on property and equipment                   937             -             937
      Interest related to beneficial conversion features
         of notes payable and long-term liabilities               247         1,058           3,357
      Compensation recognized upon issuance of stock
         and stock options                                        560            18           5,788
      Shares canceled from default judgment                         -             -            (250)
      Expense recognized upon issuance of stock for
         conversion incentive                                     261             -             261
      Contribution of product license                               -             -           1,275
      Purchased incomplete research and development                 -             -             500
      Write-off acquisition costs                                  68             -              68
      Write-off related party receivable                            -             -             140
   Changes in operating assets and liabilities:
      Cash - restricted                                             8             -               -
      Accounts receivable                                         (30)          (22)            (30)
      Other receivables                                           (11)           63             (15)
      Inventory                                                     -          (229)           (229)
      Prepaid and other expenses                                  151          (112)           (114)
      Deposits                                                     49             -             (37)
      Accounts payable                                          1,792          (407)          1,725
      Accrued liabilities                                         820           798           2,649
                                                             --------      --------        --------
      Net cash used in operating activities from continuing
         operations                                            (4,394)       (2,802)        (18,282)
                                                             --------      --------        --------
Net loss from discontinued operations                          (1,555)            -          (2,316)
   Loss from disposal of assets                                    49             -              49
   Write down of film rights and film cost inventory              277             -             250
   Write down of goodwill                                         848             -             848
   Change in liabilities in excess of assets of discontinued
      operations                                                   78             -              63
                                                             --------      --------        --------
Net cash used in operating activities from discontinued
   operations                                                    (303)            -          (1,106)
                                                             --------      --------        --------

                                         (continued)

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                   (continued)

                                                                                         MARCH 3, 1993
                                                                SIX MONTHS ENDED        (INCEPTION) TO
                                                                      JUNE 30,              JUNE 30,
                                                             ----------------------    -----------------
                                                                 1998          1999             1999
                                                             --------      --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash received in acquisition of Sierra Vista                    -              -            2,917
   Advance to related party                                        -              -             (140)
   Cost incurred for organization of joint venture                 -              -              (68)
   Purchases of property and equipment                           (997)           (5)          (2,195)
   Proceeds from sale of asset                                     -              -                3
                                                             --------      --------         --------
      Net cash provided by (used in) investing activities        (997)           (5)             517
                                                             --------      --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                               -             -            2,898
   Proceeds from notes payable                                    778         2,065            6,931
   Net proceeds from sale of debenture with detachable
      warrants                                                  1,992           750            9,359
   Principal payments on notes payable                              -           (66)            (341)
   Proceeds from settlement of litigation regarding stock           -            78               78
                                                             --------      --------         --------
      Net cash provided by financing activities                 2,770         2,827           18,925
                                                             --------      --------         --------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                 (2,924)           20               54

CASH AND CASH EQUIVALENTS, beginning of period                  4,149            34                -
                                                             --------      --------         --------
CASH AND CASH EQUIVALENTS, end of period                     $  1,225      $     54         $     54
                                                             ========      ========         ========
 See accompanying notes to these condensed consolidated financial statements.


                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1999
                                   (Unaudited)


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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments considered necessary to present fairly the Company's financial position at June 30, 1999, results of operations for the three and six months ended June 30, 1998 and 1999, and the period from inception (March 3, 1993) to June 30, 1999, and the cash flows for the six months ended June 30, 1998 and 1999, and the period from inception (March 3, 1993) to June 30, 1999. The results for the period ended June 30, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

These unaudited condensed consolidated financial statements reflect reclassifications of certain amounts in prior periods to be consistent with the presentation of the current period. Such reclassifications had no effect on net loss.

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

The liabilities in excess of net assets of Sierra Vista included in the accompanying consolidated balance sheet as of June 30, 1999, consisted of accounts payable and accrued expenses of approximately $63,000.

Sierra Vista has never generated any revenues.

Note 3 - Subsequent Event

On July 14, 1999, the Company borrowed $500,000 from an investor in the form of a note. The note bears interest at 13% and is due on demand. In conjunction with this note, the Company issued five year warrants to purchase up to 250,000 shares of Common Stock at $.55 per share to the note holder, and five year warrants to purchase up to 100,000 shares of Common Stock at $.44 per share to two finders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, lack of revenues, substantial losses, need for additional capital and limited operating history, and other risks factors detailed in the Company's Securities and Exchange Commission ("SEC") filings including the risk factors set forth in the Company's Registration Statement on Form SB-2, SEC File No. 333-45875 and "Certain Considerations" section in the Company's Form 10-KSB for the year ended December 31, 1998. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

Revenues

Revenues were approximately $61,000 and $97,000 for the three and six month periods ended June 30, 1999, as compared to approximately zero and $40,000 for the same periods in 1998. Revenue in 1999 was from the sale of the Company's standard transmission and authoring products, mostly to resellers for their use as demonstration units. Revenue in 1998 was from the sale of pre-production boards and systems.

Cost of goods sold

Cost of goods sold increased from approximately $5,000 and $22,000 for the three and six month periods ended June 30, 1998 to approximately $50,000 and $79,000 for the same periods in 1999. The product margins for all periods presented in these statements are not necessarily indicative of those that the Company might experience at such time, if any, that standard products begin to be shipped in full- production quantities for installation by end-users.

Research and development

Research and development expense declined from approximately $1,342,000 and $2,765,000 in the three and six month periods ended June 30, 1998 to approximately $367,000 and $736,000 in the same periods in 1999. In June 1998 management took a number of steps to greatly reduce the Company's expenses which included the layoff of approximately half of the Company's employees, termination of a number of product development efforts, and concentration on those products deemed most valuable and closest to market. All significant research and development expense categories decreased sharply between 1998 and 1999, with the largest declines in payroll costs, consulting charges, depreciation, and supplies.

Selling, general and administrative

Selling, general and administrative expense declined from approximately $4,626,000 in the six months ended June 30, 1998, to approximately $1,629,000 in the same period in 1999, a reduction of about 65%. For the quarters ended June 30, 1998 and 1999, selling, general and administrative expense declined about 66%, from approximately $2,611,000 to approximately $884,000. These decreases resulted from the Company's expense reductions taken in June 1998 and were reflected in all major expense categories including payroll, legal and accounting, consulting, travel, and trade shows.

Impairment loss on property and equipment

In June 1998, the management of the Company decided to terminate the single chip encoder product and to focus the Company's research and development efforts into projects with more immediate prospects for revenues. Certain portions of the Company's property and equipment were specific to the chip development project and with the termination of the project, this property and equipment was written down to its realizable value. The amount of this write-down was approximately $937,000. There was no similar loss experienced in the three- month period ended June 30, 1999.

Interest expense, net of interest income

Interest expense was approximately $1,217,000 in the second quarter of 1999. Of this, approximately $814,000 was imputed from the warrants issued in conjunction with demand notes issued in the quarter, approximately $214,000 related to penalties accrued for failure to register common stock underlying the convertible feature in the convertible debentures and the balance related to the stated interest on the Company's debentures and notes.

The decline from interest expense of approximately $2,473,000 recognized in the same quarter of 1998 relates principally to amortization of beneficial conversion feature and deferred offering costs which approximated $1,463,000 in the second quarter of 1998, but was not present in the same quarter of 1999. The difference between the interest expense of approximately $3,449,000 recognized in the first six months of 1998 and of approximately $1,876,000 for the same period of 1999 relates mostly to the same factor.


Loss  from  continuing  operations  before  income  tax  expense,   discontinued
operations, and extraordinary item

Loss from continuing operations decreased from approximately $12,022,000 in the six months ended June 30, 1998, to approximately $4,225,000 for the same period in 1999 and from approximately $7,629,000 in the second quarter of 1998 to approximately $2,457,000 in the second quarter of 1999. These decreases reflect the steps taken in June 1998 to reduce headcount and other expenses, and to focus the Company on a limited number of specific products or projects that management deemed closest to market.

Extraordinary item

During the first half of 1999, the Company was able to settle certain outstanding trade payables and other liabilities at discounts. The net amount of the debt relieved was approximately $57,000 and $180,000 in the three and six month periods ended June 30, 1999.

Liquidity and Capital Resources

Since inception, the Company has funded its operations primarily through the sale of stock and placement of debt. On June 30, 1999, the Company had a cash balance of approximately $54,000 and a working capital deficit of approximately $14,672,000. This compares with cash of approximately $34,000 and a working capital deficit of approximately $11,851,000 at December 31, 1998. The decrease in working capital results from the loss for the first half of 1999, net of imputed interest expense charged to warrants and to additional paid-in capital.

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

From March through July 1999, the Company borrowed a total of $2,450,000 from the investor who had purchased the majority of the Debentures evidenced in the form of five notes. The notes bear interest at 13% and are due on demand. In conjunction with this funding, the Company issued the holder of the notes five year warrants to purchase up to 1,000,000 shares of Common Stock at $.60 per share and 250,000 shares at $.55 per share.

In conjunction with the sale of the Debentures in January 1999 and of the notes in March through July 1999, the Company issued warrants to purchase up to 640,000 shares of the Company's common stock at prices ranging from $0.11 to $0.84 per share to two finders.

Management projects that the Company will not be able to internally generate the cash that will be required to fund its operations and to pay off the liabilities incurred in prior periods for at least the balance of 1999. Accordingly, the Company will require additional funding to finance its operations. Since December 1997, the Company has financed its operations through the issuance of convertible debentures and demand notes to two investment funds that are affiliated with each other, but no assurance can be given that these investors will continue to provide funds to the Company. In this event, the Company will need to secure additional financing from alternative sources. The Company is already actively pursuing alternative funding sources. There can be no assurance that additional funding will be available on terms favorable to the Company.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company has a number of overdue accounts payable to vendors. A number of these vendors have filed suit against the Company to enforce collection. To date the Company has been able to reach accommodation with the creditors on most of these collection actions, but as of July 16, 1999, three of these collection actions seeking to collect a total of approximately $62,000 had not been settled. There can be no assurance that the suits that have been or will be filed, or the terms that might be reached for settlement will not create material hardship to the Company in the future. Management anticipates that the number of such suits might increase over time as the Company's unpaid obligations age further if more vendors conclude that legal action is the prudent course to pursue for collection.

Item 2.  Changes in Securities and Use of Proceeds. - Not Applicable

Item 3.  Defaults Upon Senior Securities.

The Company was not in compliance with certain covenants of the December 1997, June 1998, August 1998, and January 1999 Debenture and Warrant agreements including, but not limited to, payment of interest, timely registration of common stock underlying debt conversion rights, and common stock trading volume. Consequently, these debentures have been classified as current debt in the Company's financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

A special meeting of the shareholders of InnovaCom, Inc. (the "Corporation") was convened at Santa Clara, California, on June 11, 1999.

The stockholders approved a proposal to amend the Company's Articles of Incorporation to increase the authorized number of shares of Common Stock available for issuance from Fifty Million (50,000,000) to One Hundred Fifty Million (150,000,000). The proposal received the following votes:


           For                   Against                  Abstain             Broker Non-Vote
       13,867,057                655,913                  111,635                    0


The stockholders defeated a proposal to amend the Company's Articles of Incorporation to authorize and create Ten Million (10,000,000) shares of Preferred Stock. The proposal received the following votes:


          For                    Against                  Abstain             Broker Non-Vote
       5,328,867                 855,223                  87,623                 8,362,843


The stockholders defeated a proposal to adopt the 1999 Stock Option Plan. The proposal received the following votes:


          For                    Against                  Abstain             Broker Non-Vote
       5,029,210                 791,309                  451,243                8,362,843


Item 5.  Other Information.

To provide for working capital since December 1997, the Company has issued an aggregate face value of $9,750,000 of convertible debentures to two investor funds that are affiliated with each other. At June 30, 1999 the average price at which these convertible debentures could be converted into the Company's Common Stock was approximately $.23 per share. If these two investors had exercised their conversion rights at that time they would have owned approximately 64% of the outstanding Common Stock of the Company, giving them effective control of the Company. Because the price at which most of these convertible debentures can be converted into common stock changes in concert with movements in the market price of the Company's common stock, the actual percentage of control that these two funds might acquire at any given time could be greater or less than the figure determined as of June 30, 1999.

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits.

               10.32  $75,000 January 14, 1999 7% Debenture

               10.33  $600,000 Secured Promissory Note dated March 3, 1999

               10.34  $600,000 Secured Promissory Note dated April 9, 1999

               10.35  $450,000 Secured Promissory Note dated May 7, 1999

               10.36  $300,000 Secured Promissory Note dated June 17, 1999

               10.37  Eighth Amended and Restated Security Agreement

               27.1   Financial Data Schedule

        (b)    Reports on Form 8-K

               None

                                          SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INNOVACOM, INC.
                                        (Registrant)


Date:  July 30, 1999                    /s/ FRANK J. ALIOTO
                                        ----------------------------------------
                                        Frank J. Alioto, President and
                                        Chief Executive Officer


Date:  July 30, 1999                    /s/ STANTON CREASEY
                                        ----------------------------------------
                                        Stanton Creasey, Chief Financial Officer