Form 10QSB
period 1999-09-30
INNOVACOM INC
filed 1999-11-15
CIK 1030906

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1999

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding as of September 30, 1999 was 25,181,796

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


                                                                   SEPTEMBER 30,
                                                                        1999
                                                                   -------------
                                ASSETS
                                ------
CURRENT ASSETS
   Cash                                                               $     146
   Accounts receivable - trade, net of allowance for
      doubtful accounts of $0                                                22
   Other receivables                                                         12
   Inventory                                                                357
   Prepaid expenses and other                                                94
                                                                      ---------
      Total current assets                                                  631

Property and equipment, net                                                 174
Deposits                                                                     37
                                                                      ---------
TOTAL ASSETS                                                          $     842
                                                                      =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Note payable - related parties                                     $     105
   Note payable                                                              42
   Demand notes                                                           3,200
   Convertible debentures                                                 9,540
   Accounts payable                                                       1,296
   Accrued liabilities                                                    2,556
   Liabilities in excess of assets of discontinued operations                63
                                                                      ---------
      Total current liabilities                                          16,802
                                                                      ---------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.001 par value, 150,000 shares authorized,
      25,182 shares issued and outstanding                                   25
   Warrants                                                               2,297
   Additional paid-in capital                                            23,239
   Deficit accumulated during development stage                         (41,521)
                                                                      ---------
      Total stockholders' equity (deficit)                              (15,960)
                                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $     842
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



                                                                                                            MARCH 3, 1993
                                                       THREE MONTHS ENDED          NINE MONTHS ENDED       (INCEPTION) TO
                                                          SEPTEMBER 30,              SEPTEMBER 30,          SEPTEMBER 30,
                                                       -------------------         -----------------       --------------
                                                       1998           1999         1998          1999           1999
                                                       ----           ----         ----          ----           ----

REVENUES                                            $       37     $      75   $        77    $      172     $      429
                                                    ----------     ---------   -----------    ----------     ----------
COSTS AND EXPENSES
  Cost of goods sold                                        99            57           121           136            257
  Research and development                                 421           359         3,186         1,095         11,594
  Selling, general and administrative                      888           780         5,514         2,409         18,658
  Impairment loss on property and equipment                  -             -           937             -            937
                                                    ----------     ---------   -----------    ----------     ----------
    Total costs and expenses                             1,408         1,196         9,758         3,640         31,446
                                                    ----------     ---------   -----------    ----------     ----------
OPERATING LOSS                                          (1,371)       (1,121)       (9,681)       (3,468)       (31,017)
                                                    ----------     ---------   -----------    ----------     ----------
OTHER INCOME AND EXPENSE
  Interest expense, net of interest income                 612           655         4,061         2,531          8,499
  Debt conversion expense                                    -             -           261             -            261
  Other expense                                              -             -             -             -              -
                                                    ----------     ---------   -----------    ----------     ----------
    Total other expense                                    612           655         4,322         2,531          8,760
                                                    ----------     ---------   -----------    ----------     ----------
Loss from continuing operations before income tax
  expense, discontinued operations, and
  extraordinary item                                    (1,983)       (1,776)      (14,003)       (5,999)       (39,777)
Income tax expense                                           -             -             2             2              8
                                                    ----------     ---------   -----------    ----------     ----------
Loss from continuing operations                         (1,983)       (1,776)      (14,005)       (6,001)       (39,785)
                                                    ----------     ---------   -----------    ----------     ----------
Loss on disposal of discontinued operation                   -             -         1,155             -          1,155
Loss from operations of discontinued operation, net
  of income tax expense                                      -             -           400             -          1,161
                                                    ----------     ---------   -----------    ----------     ----------
Loss from discontinued operations                            -             -         1,555             -          2,316
                                                    ----------     ---------   -----------    ----------     ----------
Net loss before extraordinary item                      (1,983)       (1,776)      (15,560)       (6,001)       (42,101)
                                                    ----------     ---------   -----------    ----------     ----------
Extraordinary item:  Gain on extinguishment of
  Liabilities, net of income tax expense                   373            27           373           207            580
                                                    ----------     ---------   -----------    ----------     ----------
Net Loss                                            $   (1,610)    $  (1,749)  $   (15,187)   $   (5,794)    $  (41,521)
                                                    ==========     =========   ===========    ==========     ==========
Basic and diluted net loss per common share
  Continuing operations                             $    (0.08)    $   (0.07)  $     (0.63)   $    (0.24)
  Discontinued operations                                                            (0.07)            -
  Extraordinary item                                      0.02             -          0.02          0.01
                                                    ----------     ---------   -----------    ----------
  Basic and diluted net loss per common share       $    (0.06)    $   (0.07)  $     (0.68)   $    (0.23)
                                                    ==========     =========   ===========    ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING           24,894        25,181        22,335        25,063
                                                    ==========     =========   ===========    ==========


See accompanying notes to these condensed consolidated financial statements.

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                          MARCH 3, 1993
                                                                          NINE MONTHS ENDED              (INCEPTION) TO
                                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                                          -----------------              --------------
                                                                       1998               1999                1999
                                                                       ----               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss from continuing operations                             $    (14,005)     $     (6,001)        $    (39,785)
   Adjustments to reconcile net loss from continuing
      operations to net cash used in operating activities:
      Depreciation and amortization                                         244               111                  840
      Provision for uncollectable account receivable                          -                 4                    4
      Amortization of discount on long-term debt                          2,346                 -                2,346
      Gain on extinguishment of liabilities                                 373               207                  580
      Impairment loss on property and equipment                             937                 -                  937
      Interest related to beneficial conversion features
         of notes payable and long-term liabilities                         832             1,234                3,532
      Compensation recognized upon issuance of stock
         and stock options                                                  550                31                5,801
      Shares canceled from default judgment                                   -                 -                 (250)
      Expense recognized upon issuance of stock for
         conversion incentive                                               261                 -                  261
      Contribution of product license                                         -                 -                1,275
      Purchased incomplete research and development                           -                 -                  500
      Write-off acquisition costs                                            68                 -                   68
      Write-off related party receivable                                      -                 -                  140
      Loss on disposal of assets                                              -                28                   28
   Changes in operating assets and liabilities:
      Cash - restricted                                                       8                 -                    -
      Accounts receivable                                                   (31)              (13)                 (22)
      Other receivables                                                       -               (12)                 (12)
      Inventory                                                               -              (357)                (357)
      Prepaid and other expenses                                             88               (13)                 (94)
      Deposits                                                               53                 -                  (37)
      Accounts payable                                                    1,520              (537)               1,596
      Accrued liabilities                                                   841             1,402                3,253
                                                                   ------------      ------------         ------------
      Net cash used in operating activities from
         continuing operations                                           (5,915)           (3,916)             (19,396)
                                                                   ------------      ------------         ------------
Net loss from discontinued operations                                    (1,555)                -               (2,316)
   Loss from disposal of assets                                              49                 -                   49
   Write down of film rights and film cost inventory                        277                 -                  250
   Write down of goodwill                                                   848                 -                  848
   Change in liabilities in excess of assets of
     discontinued operations                                                 54                 -                   63
                                                                   ------------      ------------         ------------
Net cash used in operating activities from
   discontinued operations                                                 (327)                -               (1,106)
                                                                   ------------      ------------         ------------

                                   (continued)

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                   (continued)


                                                                                                          MARCH 3, 1993
                                                                          NINE MONTHS ENDED              (INCEPTION) TO
                                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                                          -----------------              --------------
                                                                       1998               1999                1999
                                                                       ----               ----                ----

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash received in acquisition of Sierra Vista                               -                 -                2,917
   Advance to related party                                                   -                (4)                (144)
   Cost incurred for organization of joint venture                            -                 -                  (68)
   Purchases of property and equipment                                   (1,015)              (10)              (2,200)
   Proceeds from sale of asset                                                -                 1                    4
                                                                   ------------      ------------         ------------
      Net cash provided by (used in) investing activities                (1,015)              (13)                 509
                                                                   ------------      ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock options                                                  -                 1                    1
   Proceeds from sale of common stock                                         -                 -                2,898
   Proceeds from notes payable                                              778             3,315                8,181
   Net proceeds from sale of debenture with detachable
     detachable warrants                                                  2,500               750                9,358
   Principal payments on notes payable                                     (145)             (103)                (377)
   Proceeds from settlement of litigation regarding stock                     -                78                   78
                                                                   ------------      ------------         ------------
      Net cash provided by financing activities                           3,133             4,041               20,139
                                                                   ------------      ------------         ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (4,124)              112                  146

CASH AND CASH EQUIVALENTS, beginning of period                            4,149                34                    -

CASH AND CASH EQUIVALENTS, end of period                           $         25      $        146         $        146
                                                                   ============      ============         ============



 See accompanying notes to these condensed consolidated financial statements.

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)


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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments considered necessary to present fairly the Company's financial position at September 30, 1999, results of operations for the three and nine months ended September 30, 1998 and 1999, and the period from inception (March 3, 1993) to September 30, 1999, and the cash flows for the nine months ended September 30, 1998 and 1999, and the period from inception (March 3, 1993) to September 30, 1999. The results for the period ended September 30, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

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

The liabilities in excess of net assets of Sierra Vista included in the accompanying consolidated balance sheet as of September 30, 1999, consisted of accounts payable and accrued expenses of approximately $63,000.

Sierra Vista has never generated any revenues.

Note 3 - Subsequent Events

On October 1, 1999, the Company borrowed $375,000 from an investor in the form of a note. The note bears interest at 13% and is due on demand. In conjunction with this note, the Company issued five year warrants to purchase up to 187,500 shares of Common Stock at $.30 per share to the note holder, and five year warrants to purchase up to 75,000 shares of Common Stock at $.17 per share to two brokers.

On November 12, 1999 the Company settled its litigation with its former stock transfer agency. Under the terms of the settlement, the Company will receive $175,000 in December 1999 and up to an additional $400,000 over the next eight years, subject to certain reductions or charges.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, lack of revenues, substantial losses, need for additional capital and limited operating history, and other risk factors detailed in the Company's Securities and Exchange Commission ("SEC") filings including the risk factors set forth in the Company's Registration Statement on Form SB-2, SEC File No. 333-45875 and "Certain Consideration" section in the Company's Form 10-KSB for the year ended December 31, 1998. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

Revenues

Revenues for the three months ended September 30, 1998 were approximately $37,000 as compared to approximately $75,000 for the same period in 1999. Revenues for the nine months ended September 30, 1998 were approximately $77,000 as compared to approximately $172,000 for the same period in 1999. The revenue in both periods in 1999 reflects the completion of the Company's development of certain of its TransPeg transmission products, and the first shipments of these products to customers. Revenue increased in both periods in 1999 relative to 1998 as the Company's products began to win initial market acceptance.

Cost of goods sold

Cost of sales decreased from approximately $99,000 in the third quarter of 1998 to approximately $57,000 in the same period of 1999. Cost of sales in the three months ended September 30, 1998, included significant expense for reserves taken against materials purchased, but not yet shipped or removed from inventory. Cost of goods sales in 1999 does not include comparable expense. Cost of goods sold was approximately $121,000 in the first nine months of 1998 as compared to approximately $136,000 in the same period of 1999. This increase is due to the increased volume of shipments in 1999 relative to 1998 partially offset by a reduction in expense for inventory reserves taken in 1998. The costs of sales as a proportion of sales experienced in the periods shown in 1998 and 1999 do not necessarily predict the costs of sales that the Company might experience at such time, if any, that production level products begin to ship in normal production volumes.

Research and development

Research and development expense declined from approximately $421,000 in the three-month period ended September 30, 1998 to approximately $359,000 for the same period in 1999. This decline was due primarily to reduced consulting and payroll costs in 1999 relative to 1998. Research and development expense in the nine-month period ended September 30, 1998 was approximately $3,186,000 as compared to approximately $1,095,000 for the same period of 1999. This difference in most part reflects the actions taken by management in June 1998 to terminate development work on the single chip encoder, and to focus development work on a relatively few products that management believed were close to market. Management's actions decreased essentially all aspects of research and development expense including payroll, outside consultants, and purchases of materials and supplies.

Selling, general and administrative

Selling, general and administrative expenses were approximately $888,000 in the third quarter of 1998 as compared to approximately $780,000 for the same period in 1999. This reduction was a result of modest reductions in a variety of expenses in response to management's continuing efforts to reduce costs.
Selling, general and administrative expenses decreased from approximately $5,514,000 in the first three quarters of 1998 to approximately $2,409,000 in the same period of 1999. This decrease is due primarily to the substantial cuts made in the Company's operations in June of 1998.

Interest expense, net of interest income

Interest expense, net of interest income increased from approximately $612,000 in the quarter ended September 30, 1998 to approximately 655,000 in the same quarter in 1999. Interest expense attributed to beneficial conversion features of newly issued debt declined from 1998 to 1999, but this was more than offset by increases in stated interest on outstanding debt, and by penalties attributed for failure to register the stock underlying the convertible debt outstanding.

Interest expense, net of interest income decreased from approximately $4,061,000 in the nine-month period ended September 30, 1998 to approximately $2,531,000 in the same period in 1999. Most of this decrease relates to a decline in interest expense attributed to beneficial conversion features in newly issued debt.

Loss  from  continuing  operations  before  income  tax  expense,   discontinued
operations, and extraordinary item

Loss from continuing operations decreased from approximately $1,983,000 in the third quarter of 1998 to approximately $1,776,000 in the third quarter of 1999 and from approximately $14,003,000 in the nine months ended September 30, 1998, to approximately $5,999,000 for the same period in 1999. The decrease in loss from in the third quarter of 1998 to 1999 is related principally to Management's continuing efforts to control and reduce costs. The decrease in the loss between the nine-months periods ended September 30, 1998 and 1999 reflects the steps taken in June 1998 to reduce headcount and other expenses, and to focus the Company on a limited number of specific products or projects that management deemed closest to market.

Extraordinary item

Starting in the third quarter of 1998 the Company has been able to negotiate settlements of some of its liabilities at discounted rates. The amounts shown are the discounts realized by the Company in the settlements reached in the various periods shown.

Liquidity and Capital Resources

Through September 30, 1999, the Company funded its operations primarily through the sale of stock and placement of debt. On September 30, 1999, the Company had a cash balance of approximately $146,000 and a working capital deficit of of approximately $16,171,000. This compares with cash of approximately $34,000 and a working capital deficit of approximately $11,851,000 at December 31, 1998. The increase in working capital deficit is primarily due to the operating losses of the Company, partially offset by imputed interest charged to warrants and additional paid-in capital in the equity section of the balance sheet.

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

From March through October 1999, the Company borrowed a total of $3,575,000 from the investor who had purchased the majority of the Debentures evidenced in the form of eight notes. The notes bear interest at 13% and are due on demand. In conjunction with this funding, the Company issued the holder of the notes five year warrants to purchase up to 1,000,000 shares of Common Stock at $.60 per share, 250,000 shares at $.55 per share, and 562,500 shares at $.30 per share.

In conjunction with the sale of the Debentures in January 1999 and of the notes in March through October 1999, the Company issued warrants to purchase up to 865,000 shares of the Company's common stock at prices ranging from $0.11 to $0.84 per share to two finders.

Management projects that the Company will not be able to internally generate the cash that will be required to fund the its operations and to pay off the liabilities incurred in prior periods for at least the balance of 1999.
Accordingly, the Company will require additional funding to finance its operations. Since December 1997, the Company has financed its operations through the issuance of convertible debentures and demand notes to two investment funds that are affiliated with each other, but no assurance can be given that these investors will continue to provide funds to the Company. In this event, the Company will need to secure additional financing from alternative sources. The Company is already actively pursuing alternative funding sources. There can be no assurance that additional funding will be available on terms favorable to the Company.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company has a number of overdue accounts payable to vendors. A number of these vendors have filed suit against the Company to enforce collection. To date the Company has been able to reach accommodation with the creditors on most of these collection actions, but as of October 31, 1999, two of these collection actions seeking to collect a total of approximately $40,000 had not been settled. There can be no assurance that the suits that have been or will be filed, or the terms that might be reached for settlement will not create material hardship to the Company in the future. Management anticipates that the number of such suits might increase over time as the Company's unpaid obligations age further if more vendors conclude that legal action is the prudent course to pursue for collection.

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

Item 4.  Submission of Matters to a Vote of Security Holders. - Not Applicable

Item 5.  Other Information.

To provide for working capital since December 1997, the Company has issued an aggregate face value of $9,750,000 of convertible debentures to two investor funds that are affiliated with each other. At September 30, 1999 the average price at which these convertible debentures could be converted into the Company's Common Stock was approximately $.13 per share. If these two investors had exercised their conversion rights at that time they would have owned approximately 75% of the outstanding Common Stock of the Company, giving them effective control of the Company. Because the price at which most of these convertible debentures can be converted into common stock changes in concert with movements in the market price of the Company's common stock, the actual percentage of control that these two funds might acquire at any given time could be greater or less than the figure determined as of September 30, 1999.

Effective on November 15, 1999, Stanton Creasey, the Company's CFO and a director of the Company, resigned his positions with the Company. Also effective on that date, the Company engaged James Casey as its new CFO. Mr. Creasey remains available to assist in the transition.

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INNOVACOM, INC.
                                             (Registrant)



Date:  November 15, 1999                    FRANK J. ALIOTO
                                      --------------------------------------
                                      Frank J. Alioto, President and
                                      Chief Executive Officer


Date:  November 15, 1999                     STANTON CREASEY
                                      --------------------------------------
                                      Stanton Creasey, Chief Financial Officer