Form 10KSB
period 1999-12-31
INNOVACOM INC
filed 2000-03-22
CIK 1030906

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(MarkOne)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

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

        Title of Each Class
        Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the year ended December 31, 1999, were approximately $507,000.

As of March 15, 2000, the aggregate market value of the voting common stock held by non-affiliates was $70,343,486 based on the average closing bid and ask price of $2.02 per share.

As of March 15, 2000, the number of shares of common stock outstanding was 36,359,408.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one):  Yes ___  No  X

        With the exception of historical facts stated herein, the following discussion may contain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially from those anticipated in such forward-looking statements. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, are the Company's operating losses, need for additional capital, its ability to develop new products, the security interest in all of the Company's assets, and dependence on key personnel, all of which factors are set forth in more detail in the sections entitled "Certain Considerations" and "Management's Discussion and Analysis or Plan of Operation" herein. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

                                     Part I.

Item 1.  Description of Business

                                    BUSINESS

Corporate Information

        The Company is in transition from a development stage company to a manufacturing stage company, focusing on digital video compression, transmission, and processing technology compliant with MPEG-2 standards. It was originally incorporated in Florida in March of 1993 as a research and development company and was essentially dormant until 1996. In March of 1996, the Company began to emphasize the development of broadcast quality encoded video utilizing the Motion Picture Experts Group ("MPEG") second generation standard for video and audio compression ("MPEG-2"), including development of a single-chip encoder termed the "Gecko" chip. Development of the single-chip encoder was terminated in June 1998, but development of other MPEG-2 related products continued.

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

        On May 1, 1998, Thomas E. Burke became the Company's new president, replacing Mark Koz. On June 5, 1998, Mr. Burke resigned. Both Mr. Burke and the

Company alleged breach of Mr. Burke's employment contract and additional claims against the other. On December 14, 1998, the Company and Mr. Burke settled their respective claims against each other, such settlement including a payment by each party to the other. The amount of these payments was not material to the Company.

        On June 23, 1998, Frank J. Alioto was elected President and appointed to the Company's board of directors. In December 1998 Mr. Alioto replaced Mark Koz as the Chairman of the Board of Directors.

        Concurrent with the election of Mr. Alioto as President in June 1998, the Board of Directors decided to focus the Company on those projects that had the greatest short-term promise, and that were closest to market. Accordingly, essentially all development effort was focused on the development of video compression technology products in the areas of video transmission and digital video disks (DVD) mastering. See "Company's Products and Technology" below. At the same time the Company terminated or suspended all non-core activities including the Gecko chip development and Sierra Vista's activities. At the same time the Company took other steps to reduce expenses and conserve cash, including termination of approximately half of its workforce. One result was a reduction in the loss reported by the Company in its statements of operations. The reported loss in the second half of 1998 was approximately 21% of the loss reported in the first half. In addition, development of shippable products was enhanced. In the fourth quarter of 1998, the Company shipped the first of its MPEG-2 transmission systems to a customer.

        In 1999, the Company continued to develop the products identified in 1998 and to expand the functionality of those products to address newly identified market opportunities. Operational expense levels continued at levels comparable to those experienced in the second half of 1998. Volume shipments of products began to ship in the last quarter of 1999 to fill large-scale installation orders. The Company received $4,950,00 to fund its operations in 1999 from the investors who had previously funded a total of $9,000,000 in 1997 and 1998.

Certain Considerations

        In addition to the other information presented in the Annual Report, the Company and its business are subject to certain factors as discussed below:

        Limited Operating History. Since inception, the Company's primary activities have been the research and development of MPEG-2 products for digital video compression and processing technology. Revenues in the fourth quarter of 1999 totaled approximately $335,000, but prior to that quarter, revenues had been only minor. The Company's success is dependent upon sustained or increased shipments of its current products, and development and marketing of its proposed products, as to which there can be no assurance. Unanticipated problems, expenses, and delays are frequently encountered in ramping up sales and in developing new products. Other factors that may affect the development of products and their sales include, but are not limited to, new or competing products developed by competitors, the need to develop customer support capabilities and market expertise, delays in product development, manufacturing difficulties, market acceptance, product quality problems that require sales returns or allowances, and the success or failure of sales and marketing activities. The Company has limited experience in bringing products to market and the failure of the Company to meet any of the conditions discussed above could have a materially adverse effect upon the Company's operations. No assurances can be given that the Company can be or ever will be profitable.

        Losses. Since its inception, the Company has incurred losses. For the years ended December 31, 1998 and 1999, the Company incurred net losses of approximately $16,466,000 and $7,140,000, respectively, and has accumulated a deficit of approximately $42,867,000 since inception. Operating losses for the years ended December 31, 1998 and 1999, were approximately $10,469,000 and $4,569,000, respectively, and the accumulated operating loss since inception is approximately $32,318,000. The Company expects to continue to incur losses and to continue to increase its deficit until the Company develops and markets its products and gains significant market acceptance. Management anticipates that the Company's operating losses will decline in 2000 relative to 1999 as revenue grows, but does not anticipate actual operating profits before the end of 2000. No assurances can be given that the Company will ever achieve profitability.

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

        Need For Additional Capital and Dilution. The Company's future capital requirements will depend on many factors, including cash flow from operations, progress in developing new products, competing technological and market developments, and the Company's ability to successfully market its products. Because the Company currently does not have sufficient revenues to support its activities, the Company will be required to raise additional capital through equity or debt offerings to fund its operations. Traditionally, the Company has relied on the sale of debt to meet its capital requirements. Debt financing will result in interest expense, and if convertible into equity, could also dilute then-existing shareholders. Any equity financing could result in dilution to the Company's then-existing stockholders. If the Company is unable to raise additional funds, the Company may be required to reduce or suspend its operations. There can be no assurance that additional funding will be available when required on terms acceptable to the Company.

        Litigation Involving the Company. In 1997, the Company filed an action against numerous parties including former directors and officers of the Company, alleged financial consultants to the Company, the Company's prior transfer agent, and other parties for, among other things, breach of fiduciary duty, fraud, breach of contract, and RICO. There is currently no active litigation with any of the original parties under this suit. In all instances the Company settled with the original parties, dropped them from the complaint, or received judgments against them. The Company has amended this action twice and named additional defendants, four of which remain in the action. Discovery is continuing in this action with respect to these additional defendants.

        Subsequent to December 31, 1999, the Company filed another action against six stockbrokers or clearinghouses who were involved in the trading of the company's stock in 1996 and early 1997, alleging negotiation of improperly endorsed stock certificates. The Company's claims in this action were assigned to the Company by the Company's former transfer agent in a settlement of the litigation discussed in the prior paragraph. This action is in an early stage and discovery has not yet begun.

        In 1998, the Company filed a separate action against its former auditor and its prior attorneys alleging malpractice and conflict of interest. This suit was dismissed in 1999. In 1999, the Company re-filed its suit against the Company's former auditor. This action is in an early stage and discovery has not yet begun.

        In August 1998, the Staff of the Division of Enforcement of the Securities and Exchange Commission advised the Company that the Commission had issued a formal order for private investigation. The investigation addresses in large part the same issues that the Company raised in its RICO suit discussed above. The Company is cooperating with the SEC in this investigation. If the SEC determines that the Company's actions in this matter in 1996 and 1997 were not proper, the Company might be subject to SEC actions that could negatively affect its business.

        In 1998 and 1999, numerous alleged creditors of the Company filed actions for the payment of monies. As of March 15, 2000, all of these suits had been settled or otherwise dismissed, but the Company continues to carry a significant balance of unpaid trade payables mostly from the first half of 1998.

        As a result of litigation, the Company has had to spend a substantial amount of time and fees in prosecuting and defending itself in these matters, and will continue to do so in the future. The potential also exists that one or more of the items of litigation initiated by the Company could generate counterclaims against the Company that might be successful, or that the Company might be forced to settle, which in either case could cause financial loss to the Company. As of March 15 2000, there were no active claims or counterclaims against the Company under the litigation discussed above, but there can be no assurance that claims or counterclaims will not arise in the future.

        Security Interest in the Company's Assets and Current Default Status. In December 1997, the Company issued $5,000,000 face value of Convertible Debentures (the "Debentures," or "Convertible Debentures"). An additional $4,750,000 of Debentures with similar terms were issued periodically through January 1999. Twelve Demand Notes (the "Demand Notes") with a total principal balance of $4,825,000 were issued between March 1999 and March of 2000. The outstanding principal and interest of the Debentures and Demand Notes is secured by all of the assets of the Company. Therefore, in the event the Company is unable to repay the Debentures or Demand Notes, the holders will hold a first-priority security interest in the Company's assets upon default. No assurances can be made that the Company will be able to repay all amounts due under the Debentures and Demand Notes when required or that an event of default will not occur prior to repayment.

        Since 1998 the Company has been in default on certain elements of the Debenture agreements. If the holders of the Debentures were to demand that the Company cure these defaults, and if the Company was unable to comply, the holders of the Debentures could demand immediate repayment of the Debentures. If the Company were not able to find replacement financing to satisfy the Debenture holders and to continue the operations of the Company, it would face the prospect of essential shutdown of all operations. See also "Possible Change of Control and Dilution from Convertible Debentures and Warrants."

        Competition. The digital video and audio industry contains numerous small and large competing companies. See "Competition" below. Additionally, the Company competes in an industry segment in which numerous competitors have substantially greater resources than the Company. No assurances can be given that existing or potential competitors of the Company will not develop products equal to or better than those developed by the Company or that such products will not receive greater market acceptance.

        Dependence on Independent Manufacturers/Subcontractors and Suppliers of Components. The Company does not maintain its own manufacturing or production facilities, aside from final assembly and test, and does not intend to do so in the foreseeable future. The Company anticipates that major sub-assemblies of its products will be manufactured and its components will be supplied by independent companies. Many of these independent companies may also manufacture and supply products for the Company's existing and potential competitors. Because the Company does not have any licensing or other supply agreements with its manufacturers and suppliers, they could terminate their relationship with the

Company at any time. In the event the Company was required to replace its manufacturers and suppliers, the Company could experience delays in supplying products to its customers.

        Uncertainty of Market Acceptance. The Company has sold only limited quantities of its products. The Company's success will depend upon continued and increased acceptance of its products by the technology industry, including independent third party companies and the general public. Achieving such acceptance will require significant marketing investment. No assurances can be given that the technology industry will accept the Company's existing and proposed products at sufficient levels to support the operations of the Company.

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

        Protection of Intellectual Property. The Company has been issued one patent, but this patent by itself does not provide significant protection for the technology in the Company's current products, or for the products in advanced stages of development. The Company is documenting its intellectual properties so that it can file for additional patents, but currently has no active patent applications. No assurances can be given that additional patents will be awarded. The Company does hold trademarks on the Company's name and the names of certain products.

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

        Concentration of Stock Ownership. As of March 15, 2000, the present directors, executive officers, and stockholders owning more than 5% of the outstanding Common Stock and their respective affiliates beneficially own approximately 47.08% of the outstanding Common Stock of the Company. As a result of their ownership, the directors, executive officers, and more than 5% stockholders and their respective affiliates collectively will have substantial control of all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

        Possible Dilution from Employee, Director, and Other Options. As of March 15, 2000, there were options outstanding to acquire an aggregate of 4,849,000 shares of the Company's Common Stock. These options, which are held by current and former employees, directors, and consultants, are exercisable at prices ranging from $0.16 to $3.375 per share with a weighted average exercise price of approximately $0.40 per share. If these options are exercised, they could dilute the value of other shareholders' stock, and increase the concentration of stock ownership in the hands of directors and officers. The presence of these options could depress the market price of the Company's stock and affect the cost and terms of future stock placements, if any, by the Company.

        Possible Change of Control and Dilution from Convertible Debentures and Warrants. As of March 15, 2000, the principal balance outstanding of Convertible Debentures plus the related interest due was approximately $5,237,000. Under the terms of the Convertible Debenture agreements, at that date, the balance could have been converted into approximately 22,000,000 shares of Common Stock. The price at which the Convertible Debentures can be converted into Common Stock in most part depends upon the current market price of the stock, and is below the market price of the Common Stock at March 15, 2000. In addition at March 15, 2000, the holders of the Convertible Debentures also held Warrants to purchase 3,500,000 shares of the Company's Common Stock at fixed prices ranging from $0.25 to $1.00 per share. If these Convertible Debentures are converted into Common Stock, or the Warrants are exercised, they could dilute the value of other shareholders' stock. The presence of these Convertible Debentures and Warrants could depress the market price of the Company's stock and effect the cost and terms of future stock placements, if any, by the Company.

        Conversion of all or a major part of the Convertible Debentures into stock could give the holders of the Debentures ownership of an effective controlling interest in the Company, and effective control of all matters requiring stockholder approval. As of March 15, 2000, if the holders of the Convertible Debentures had converted their Debentures and exercised their Warrants, they would have owned approximately 43% of the Company's outstanding Common Stock.

        Possible Volatility of Securities Prices. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to the Company, and other events or factors. Moreover, in some future quarter the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the market price of the Company's Common Stock could be materially and adversely affected. In addition, the stock market in general, and the market prices for high-tech related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the trading price of the Company's Common Stock, regardless of the Company's operating performance.

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

        Dependence on Key Personnel. The Company's performance is substantially dependent on the performance of its executive officers and key personnel and on its ability to retain and motivate such personnel. Competition between high technology companies for qualified personnel is very high, and opportunities for key employees to move to other companies, including direct competitors, are continually present. The loss of any of the Company's key personnel could have a material adverse effect on the Company's business, financial condition and operating results. The Company's success will also depend upon its ability to hire and retain additional qualified personnel. An inability to locate and hire additional qualified employees could have a material adverse effect on the Company's business, financial condition and operating results. No assurance can be given that the Company will be able to hire or retain such qualified personnel.

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

The Company's Products and Technology

         The Company develops core technologies and methodologies and integrates complimentary third party products for digital video compression, transmission, and processing technology applications. The Company adheres to MPEG-2 non-proprietary "open standards" to enhance flexibility and market appeal for the Company's products. The Company has several products that are either currently released for shipping, or that are in advanced stages of development and are scheduled for release in 2000. In addition the Company has multiple development projects in process or under consideration to enhance the features of products already released or to develop products in complimentary or closely related applications.

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

        DV-2110. Currently under development, the DV-2110 is an MPEG-2 encoder board, designed to act as the system interface, I/O manager, and host for third party MPEG-2 encoder chips. The Company intends to imbed the DV-2110 in subsequent versions of its TransPEG and DVD Impact products, and to sell the board as a stand-alone component, or packaged with certain Company-developed software as an OEM product to customers in markets that the Company does not currently service with its own system level products. The board is intended to be compatible with personal computers running Windows 95 and NT operating systems, and to operate with a variety of video compression hardware. Its modular design and flexible architecture are designed to allow it to function in a wide range of digital audio and video applications in many different hardware and software environments.

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

Market for the Company's Products

        The markets for the Company's currently shipping products can be divided into two areas. The TransPEG products target users of digital video who wish to transmit this video over standard network carriers. The DVDImpact is intended for producers of digital video content who need to edit and master video in preparation for end-user consumption of the video. Additional products under development or under consideration would address the needs of users and producers of broadcast quality video who are replacing their analog video with digital video, and who require new tools to replace their analog-based equipment.

Video Transmission

        With the increase in bandwidth in the internet, in many intranets, and in a variety of available standard point-to-point carriers, applications in transmission of broadcast quality digital video are emerging rapidly. The Company's target applications include: movement of video within multi-location video production houses or between multiple contributors to the creation of video content (video collaboration); real time medical diagnosis or consultation between multiple locations; deposition or arraignment by video to avoid prisoner transportation and to reduce costs; education or training from one central location dispersed to satellite classrooms; surveillance or security in applications where video quality is essential; and a wide range of other situations. In general, as available carrier bandwidth increases, users are finding ways to utilize broadcast quality digital video to improve their operations, and providers are discovering that broadcast quality digital video is good quality content to fill their pipelines and help justify the pipeline to potential new users.

Video Content Creation

        As the demand for broadcast quality digital video grows, so will the demand for tools to produce it. The Company's first offering into this market is the DVDImpact, an integrated suite of tools intended for a professional level customer who plans to edit digital video content into a completed piece ready for end-user consumption. The target customer includes not only the established trade shop that is converting from analog based video technology to digital technology, but also corporate, government, and institutional users who create their own content for internal uses. The Company believes that creation of digital video content by corporate, government, and institutional users for internal consumption could increase sharply with the wide acceptance of DVD format and the rapid decline in the costs associated with the production of close-to-professional-quality digital video content that is seen currently.

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

        The Company's competitors include Spruce Technologies, Inc., Sonic Solutions, and Minerva Systems, Inc., which market products that compete with the DVD Impact, and FVC.COM, Inc. and Lucent Technologies, Inc., which market products that compete with the Company's TransPEG products. Several other companies market specialized professional video production boards that are expected to compete with the DV-2110 board at such time, as any, that the Company begins to ship this as an OEM product. Numerous other companies offer products that do or will compete with the Company's products, and the number of competing solutions can be expected to grow. This growth will come both from new companies founded to participate in the markets, and from established companies in related markets widening their product offerings into the markets identified by the Company.

        The Company's competitors can be expected to continue to improve the design and performance of their products, to introduce new products with more competitive prices and performance features, and to market more aggressively into the Company's markets. Creating and maintaining technological and other advantages for the Company's products over its competitors' products will require a continued high level of investment by the Company in research and development and in operations. No assurances can be given that the Company will be able to continue to make such investments or that the Company will be able to achieve the technological advances necessary to secure competitive advantages.

Research and Development

        For the past two years, the majority of the Company's efforts have been devoted toward the research and development of digital video compression, transmission, and processing. Product development is performed mostly at the Company's headquarters in California by engineering and technical employees, assisted in certain specialized areas by consultants. The Company's total expenditures for research and development were approximately $1,823,000 and $3,400,000 for the years ended December 31, 1999 and 1998, respectively.

Sierra Vista Entertainment, Inc.

        Sierra Vista Entertainment, Inc. ("Sierra Vista") was incorporated under the laws of Nevada on April 3, 1996, for the purpose of engaging in the production of television or theatrical feature films. The Company and Sierra Vista entered into a Plan and Agreement of Reorganization in which the Company acquired 100% of Sierra Vista's issued and outstanding common stock in exchange for 8,514,500 shares of Common Stock of the Company and Sierra Vista became a wholly-owned subsidiary of the Company. In June 1998, the Company's operations were reduced to concentrate on a few products deemed by management to be closest to market release. As part of the steps taken to reduce the Company's use of cash, Sierra Vista was closed, its employees terminated, and its assets liquidated. There are no plans to re-activate Sierra Vista's production activities in the future.

China Joint Venture

        The Company entered into a joint venture agreement with CRI, a Chinese corporation located in Beijing ("CRI"), in September 1997. The joint venture intended to establish an exhibition facility in China in cooperation with NATV Marketing ("NATV"). In June 1998, the Company initiated steps to terminate the contracts with both CRI and NATV. In April 1999, the Company reached agreement with both CRI and NATV to terminate the contracts between those entities and the Company. As part of the termination, the Company agreed to issue an additional 100,000 shares of the Company's Common Stock to the principal of NATV, and made cash payments to both CRI and NATV. The amount of the payments was not material to the Company.

Intelligent Instruments Corporation

        In 1997, the Company's Board of Directors tentatively approved the acquisition of Intelligent Instruments, a company wholly-owned by Mark C. Koz, the Company's former President and Chief Executive Officer, for 2 million shares of Common Stock of the Company, subject to certain conditions. In 1998, this tentative approval was withdrawn and the acquisition did not occur. There are no plans to resume this acquisition effort.

Technical Systems Associates, Inc.

        The  Company  entered  into an interim  agreement  to acquire  Technical
Systems Associates, Inc. ("TSA"), an antenna company located in Orlando, Florida, in March of 1997. In October 1997, the Company entered into an agreement for a release from the interim agreement. In January 1998, the Company fully terminated the relationship with TSA. Payments by the Company to TSA under the interim agreement and the subsequent release totaled approximately $358,000.

Employees

        As of March 15, 2000, the Company had 27 full-time employees.

Item 2.  Description of Property

        The Company is currently renting approximately 18,000 square feet of space in Santa Clara, California, which includes offices and research space under a lease agreement that runs through December 2002, with an option for a three-year extension. The monthly base rent was $28,800 at lease inception in 1998, increasing by $900 per month for each year thereafter, plus operating expenses for the common areas of the entire complex equal to the Company's pro-rata square footage of the complex (approximately 47% of the building, 27% of the project). The offices house all of the Company's operations including the assembly and final testing required for shipment of the Company's products.

        Sierra Vista previously occupied approximately 2,800 square feet of office space in Beverly Hills, California under a three (3) year lease agreement effective October 1, 1997, at a rate of $5,882 per month for the first eighteen months and $6,162 per month thereafter. This lease was guaranteed by InnovaCom, Inc. This space was vacated by Sierra Vista in 1998 and was subsequently re-let by the landlord to an independent third party without adverse financial impact to the Company.

        Sierra Vista had also previously leased a single-family residence of approximately 2,500 square feet in Beverly Hills, California at a cost of $7,000 per month. This lease was terminated in 1998.

Item 3.  Legal Proceedings

        Haynes, et. al. On November 10, 1997, InnovaCom filed suit against Michael D. Haynes, David S. Jett, Manhattan West, Inc., Marketing Direct Concepts, Inc., Checkers Foundation, Silicon Software International, Atlas Stock Transfer Corporation ("Atlas"), Arun Pande, Edwin Reedholm, and others in the Superior Court of the County of San Francisco (Case Number 990965). The complaint alleged that in connection with the reverse merger of Jettson Realty Development Corporation and InnovaCom, a Florida corporation, the Company issued shares of Common Stock to Michael D. Haynes and David S. Jett and entities controlled by them based upon fraudulent representations. Further, the Company alleged, that Manhattan West, Marketing Direct Concepts, and Checkers Foundation and Silicon Software International, two entities alleged to be controlled by

Messrs. Haynes and Jett, were issued fees, Common Stock, and options to acquire shares of Common Stock based upon misrepresentations, including that they could raise capital to assist the Company in its business. The Company also alleged that Atlas Stock Transfer, the Company's former transfer agent, breached its contract in issuing shares of Common Stock in these transactions. In addition, the Company alleged that Mr. Pande, a former director and officer of InnovaCom, violated his fiduciary duty by receiving shares of InnovaCom Common Stock based upon misrepresentations and inadequate or no consideration, and made inappropriate and unauthorized expenditures on behalf of the Company for his personal benefit, and that Mr. Reedholm, a former director of the Company, received shares of Common Stock of the Company without the payment of adequate consideration. The Company alleged RICO (Racketeer Influenced Corrupted Organizations Act) violations against all defendants. The Company sought damages in excess of $26 million plus punitive damages.

     Settlements have been reached with Mr. Pande, Mr. Reedholm, Marketing Direct Concepts, Manhattan West, Inc., Atlas, and with one other defendant for payments of cash by the defendants and relief of a debt previously owed by the Company to two defendants, all in the amount of approximately $725,000. In addition as a part of the settlements, options to purchase 1,099,999 shares of the Company's Common Stock held by the defendants were cancelled. The settlement with Mr. Reedholm included release of his claims against the Company in the Decorah Company lawsuit, discussed below. The settlement with Atlas included the assignment by Atlas to the Company of certain claims that Atlas might have against other parties for their actions in accepting and processing the Company's stock certificates.

     A number of defendants have defaulted and InnovaCom has received entries of judgment against them. As a result, the Company cancelled 1,010,329 shares of its Common Stock, options to purchase 700,000 shares of its Common Stock, and liabilities of $247,000, and seized a cash balance held by a third party of approximately $12,000. The Company is pursuing efforts to fully collect its judgment from the defaulted defendants.

     There is currently no active litigation with any of the original parties under this suit. In all instances the Company has settled with the parties, dropped them from the suit, or received judgments against them.

     In 1999 and 2000, the Company amended its complaint and named four additional defendants. Additional defendants may be named shortly. These new defendants and potential defendants are brokers whom the Company alleges accepted for deposit or negotiated fraudulent stock certificates in 1996 and 1997. The amended litigation is still in its initial stages and discovery is continuing.

     Swiss American Securities, Inc., et. al. On February 25, 2000, InnovaCom filed suit against Swiss American Securities, Inc., and five other stock brokerages in the San Jose Division of the United States District Court (Case Number C-0020214). The complaint alleges that the defendants in this action guaranteed improper endorsements of stock certificates issued as part of the reverse merger of Jettson Realty Development Corporation and InnovaCom, a Florida corporation, in 1996. The Company's claims in this action were assigned to InnovaCom by Atlas as part of the settlement with Atlas in the Haynes litigation discussed above. The litigation is in its initial stages and discovery has not yet begun.

     Hoffer, et. al. On September 24, 1998, InnovaCom filed suit against its former auditor and its former attorney in Santa Clara County Superior Court (Case CV 776606), which matter was subsequently transferred to Orange County Superior Court No. 803328. This case was dismissed in 1999. On November 1, 1999 the complaint was refiled against the Company's former auditor (Orange County Superior Court No. 816504). The 1999 complaint alleges malpractice and conflict of interest with respect to the auditor's actions in the time frame covered by the allegations in the Haynes suit, discussed above. This litigation is still in its initial stages and discovery has not yet commenced.

     Decorah Company. On June 9, 1997, the Decorah Company and Edwin Reedholm, a former director of the Company, filed a complaint against Digital Hollywood, the Company and Mark C. Koz in the Circuit Court of Cook County, Illinois County Department, Law Division, Case No. 97L06866. The Company had filed suit against Mr. Reedholm for breach of fiduciary duty in the Haynes, et. al. litigation. The Company's involvement with this suit was settled in conjunction with the settlement discussed above of Mr. Reedholm's involvement in the Haynes, et. al. Lawsuit. Mr. Koz and Digital Hollywood have also settled with Mr. Reedholm and Decorah Company.

     Securities  and  Exchange  Commission.  In  August  1998,  the Staff of the
Division of Enforcement of the Securities and Exchange Commission advised the Company that the Commission had issued a formal order for private investigation. The investigation involves allegations that, since January 1, 1995, certain of the Company's present or former officers, directors, employees, business consultants, investment bankers, and/or certain other persons or entities associated with the Company, may have employed devices, schemes, or artifices to defraud, by, among other things, making undisclosed payments to certain registered representatives relating to sales of the Company's securities, and by manipulating the Company's stock price. The Company's management does not believe that any sanctions the Company is likely to receive from the Securities and Exchange Commission based upon this investigation will materially affect the Company's financial position or operations. Discovery has been initiated.

     Collection. Since 1998, the Company has had a number of overdue accounts payable to vendors. Several of these vendors have filed suit against the Company to enforce collection. As of March 15, 2000, all of these suits had been settled or otherwise dismissed.

Item 4.  Submission of Matters to a Vote of Security Holders

     None

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

     The Company's Common Stock began trading on the OTC Bulletin Board under the symbol "MPEG" on July 19, 1996. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices of the Company's Common Stock on a quarterly basis for the past two fiscal years are as follows:

        Quarter                          High              Low
        --------                         -----            -----
        March 31, 1998                   $2.80            $1.53
        June 30, 1998                    $2.80            $0.22
        September 30, 1998               $0.39            $0.08
        December 31, 1998                $0.19            $0.08
        March 31, 1999                   $0.50            $0.08
        June 30, 1999                    $0.84            $0.19
        September 30, 1999               $0.45            $0.16
        December 31, 1999
                                         $0.36            $0.14

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

General

        The Company is in transition from a development stage company to a manufacturing stage company, focusing on digital video compression, transmission, and processing technology compliant with MPEG-2 standards. The Company was founded in 1993, and began significant development efforts on a number of chip, board, and system level products in 1996. In 1997, the Company merged with Sierra Vista, a Nevada corporation in the development stages of production and distribution of feature length films.

        In June 1998, the Company's management and direction changed significantly. The Company discontinued its chip development efforts, closed Sierra Vista, laid off approximately half of its employees, and took substantial steps to reduce all expenses. At the same time the Company's resources were focused on the completion of those board and system level product projects that management deemed most promising and closest to market. In the second half of 1998, the first of the Company's products were released to production and the first deliveries were made to customers. In 1999, the Company continued to emerge from development stage into full production with a significant increase in shipments in the last quarter of the year.

        Management expects that revenue in 2000 will be significantly higher than in 1999, but that the Company will not achieve profitability from operations before the end of 2000. Modest staffing increases are planned in all departments of the Company to accommodate this growth. The Company will be required to raise additional capital in 2000 to fund its losses and to fund anticipated increases in accounts receivable and inventory. No assurances can be given that the Company's revenues will increase in 2000, that the Company will become profitable, or that additional funding will be available or, if available, that it will be on terms favorable to the Company.

        Product development in 2000 will concentrate on increasing the functionality of existing products and expanding their application into new markets in both the TransPeg and the DVD Impact products. Release of the DV-2110, which was scheduled for 1999, was delayed due to design changes but is now scheduled for mid 2000.

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

Year Ended December 31, 1999 Compared to December 31, 1998

Revenues

        Revenues increased to approximately $507,000 for the year ended December 31, 1999, from approximately $108,000 for the year ended December 31, 1998. Approximately 66% of the revenue in 1999 was recognized in the last quarter of the year. This reflects the first volume shipments of the Company's products to customers for installation in large-scale projects. The majority of the revenue reported in 1998 was for shipments of pre-production and sample products.

Cost of goods sold

        Cost of goods sold was approximately $492,000 for the year ended December 31, 1999, as compared to approximately $339,000 for the year ended
December 31, 1998. The increase from 1999 to 1998 is primarily a result of increased shipments but also reflects cost increases attributable to the transition from a development stage to manufacturing stage enterprise. Cost of good sold as a percentage of sales as seen in both 1999 and 1998 is not necessarily representative of the level that the Company might experience in 2000 or later at such time, as any, that volume production levels become commonplace.

Research and development

        Research and development expense declined to approximately $1,823,000 in the year ended December 31, 1999, from approximately $3,400,000 for the year ended December 31, 1998. This reduction results primarily from the actions taken in June of 1998 to reduce the Company's spending in all areas including research and development. Partially offsetting this reduction was an increase in research and development spending recognized as some costs previously allocated to other departments were reclassified into research and development in the last quarter of 1999.

Selling, general and administrative

        Selling, general and administrative expenses decreased to approximately $2,762,000 for the year ended December 31, 1999, from approximately $5,902,000 during the same period in 1998. The decrease from 1998 to 1999 results primarily from the substantial cuts in spending made in June 1998.

Impairment loss on property and equipment

        In June 1998, the Company abandoned its chip development efforts, which reduced the value of the development equipment and software that had been purchased for this work. The Company recognized an expense of approximately $937,000 at that time to write these assets down to their realizable value. No corresponding expense occurred in 1999.

Interest expense, net of interest income

        Interest  expense,  net of interest  income  decreased to  approximately
$2,832,000 during the year ended December 31, 1999, from approximately $4,761,000 for the year ended December 31, 1998. The largest single component of interest expense in both years relates to interest imputed from conversion features of the debt, and from warrants issued in connection with the debt placement recognized at the time new debt was issued. In 1998, most new debt was in the form of debentures that could convert into stock at a price below market, which generated large amounts of imputed interest. Most new debt in 1999 was in the form of demand notes, which were not convertible and did not cause the recognition of imputed interest. The decline in imputed interest resulting from new debt issuance, and from the issuance of associated warrants from 1998 to 1999, was approximately $2,357,000. This decline was partially offset by an increase in stated interest of approximately $559,000 resulting from an increase in overall debt levels from 1998 to 1999.

        Interest income was not material in either 1999 or 1998.

Income Tax Expense

        Income tax expense was approximately $2,000 for the two years ended December 31, 1999 and 1998. This represents the minimum franchise tax payable to the State of California for the Company and its non-operating Florida subsidiary.

Loss from discontinued operations

        On June 15, 1998, the Company's Board of Directors decided to discontinue the operations of Sierra Vista, its wholly-owned subsidiary and entertainment segment of the business. At that date, the Company wrote down Sierra Vista's assets to disposal value and recognized a loss on disposal of discontinued operations of approximately $1,155,000. Sierra Vista's operations lost approximately $400,000 in 1998.

Gain from early extinguishments of debt

        In 1999 and 1998, the Company settled a number of liabilities at discounts to face amount. The total of these discounts declined to approximately $235,000 in 1999 from approximately $573,000 in 1998. This decline reflects the reduction in creditor claims for past due liabilities pressed against the Company in 1999 relative to 1998.

Liquidity and Capital Resources

        As of December 31, 1999, the Company had negative working capital of approximately $17,309,000. In 1999, the Company's revenues were not sufficient to support its operations, and revenues will not be large enough to support operations until such time, as any, that the Company's current products and future products, if any, attain substantial market acceptance. Historically, the Company has funded its operations through sale of equity and debt. The Company expects to continue to finance its operations in this manner for the immediate future. The Company is currently in discussions with several investors to finance the Company through the issuance of stock or convertible debentures, but no assurance can be given that these discussions and negotiations will culminate in adequate funding, or any funding at all. In the event that the Company is unable to obtain adequate financing, there will be a material adverse effect on the Company's ability to meet its business objectives.

        Net cash used in operating activities from continuing operations totaled approximately $4,905,000 during fiscal 1999 and $7,182,000 during fiscal 1998. Discontinued operations used additional cash of approximately $319,000 in 1998. This cash usage resulted primarily from the net losses of approximately $7,140,000 in 1999 and $16,466,000 in 1998. The net loss in 1999 was offset principally by non-cash interest expense imputed on the issuance of debt in 1999 and by interest and penalties accrued on the Convertible Debentures and Demand Notes outstanding during the year. The net loss during 1998 was offset principally by non-cash interest expense imputed on the Convertible Debentures issued in 1997 and 1998, increase in accounts payable and accrued liabilities, write down of the discontinued assets of Sierra Vista, and the write down of assets impaired when the Company closed its chip development efforts.

        Net cash flows from financing activities rose to approximately $5,158,000 in fiscal 1999 from approximately $4,603,000 in 1998. During 1999 the Company received $4,200,000 from the sale of Demand Notes, and an additional $750,000 from the sale of Convertible debentures. During 1998 the Company received $4,000,000 from the sale of Convertible Debentures. Also in 1998 the Company received approximately $778,000 from four other lenders of which approximately $174,000 was repaid, and approximately $468,000 converted into Common Stock.

        In 1999 the Company purchased approximately $9,000 of property and equipment as compared to approximately $1,217,000 in 1998.

        Between December 1997 and January 1999, the Company issued a total of $9,750,000 face value of Convertible Debentures to two investors who are related to each other. The convertible debentures bear interest at 7% and are due five years after issuance.

        At the end of 1999, the Company owed $9,440,000 on Convertible Debentures, which is net of $310,000 converted into Common Stock during 1998 and 1999, $4,200,000 on secured promissory notes, and another $100,000 on short term notes to related parties. Accrued liabilities included approximately $2,486,000 in accrued interest and penalties related to these debts.

        On December 22, 1997, the Company issued $5 million in the aggregate of Convertible Debentures receiving approximately $4,609,000 in net proceeds. The convertible debentures bear interest at 7% and are due December 22, 2002. The Debentures are convertible into shares of the Company's Common Stock at a conversion price equal to the lesser of (i) $3.47 and (ii) 80% of the average closing market price for the five trading days prior to conversion. In connection with the private placement, the Company issued five-year warrants to purchase 250,000 shares of Common Stock at $3.00 per share and for 250,000 at $4.00 per share. These warrants were replaced by warrants with similar terms except for an exercise price of $0.50 in August 1998. Through February 29, 2000, the holders of these Debentures converted a total of $2,900,000 face value, plus approximately $418,000 of accumulated interest, into 8,422,644 shares of Common Stock. In March 2000 the remaining $2,100,000 face value of the December 22, 1997 Debenture plus approximately $330,000 of accrued interest was converted into 1,988,947 shares of Common Stock.

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

        On August 28, 1998, the Company issued additional Debentures in the aggregate principal amount of $500,000, with the right to issue up to an additional $1 million more Debentures under the same terms. In October and November of 1998, a total of $1 million more Debentures were issued. The Debentures accrue interest at the rate of 7% per annum and are convertible into shares of the Company's Common Stock at a conversion price equal to the lesser of (i) 125% of the five-day average share price at the time of issuance and (ii) 80% of the five day average share price at the time of conversion for conversions prior to 120 days after issuance, 77.5% for conversions 120-150 days after issuance, and 75% thereafter. The Debentures have a term of five years, expiring August 28, 2003, and are secured by all of the assets of the Company. As part of the issuance of the Debentures, the Company issued to the Debenture holders five-year warrants to purchase up to 75,000 shares of Common Stock at $.50 per share. Also in this transaction, the Company canceled previously issued warrants to purchase up to 250,000 shares of Common Stock at $3.00 per share and up to 250,000 shares at $4.00, replacing the canceled warrants with a like number of five-year warrants to purchase Common Stock at a price of $.50 per share.

        On December 15, 1998, the Company issued an additional $500,000 in Debentures for working capital under the same terms as those issued in August of 1998. In conjunction with the sale of these Debentures, the Company issued to the Debenture holders five-year warrants to purchase up to 125,000 shares of Common Stock at $.50 per share.

        On January 15, 1999, the Company issued an additional $750,000 in Debentures for working capital under the same terms as those issued in August and December of 1998. In conjunction with the sale of these Debentures, the Company issued to the Debenture holders five-year warrants to purchase up to 187,500 shares of Common Stock at $.50 per share.

        The Company is obligated under the terms of all the Debenture agreements to register the Common Stock underlying the conversion provisions with the Securities Exchange Commission so that upon conversion, the Debenture holders would received unrestricted stock. As of February 29, 2000 such registration had not been accomplished for the Debentures issued in June 1998 through January 1999. Registration has been obtained for the Common Stock underlying the conversion feature of the Debenture issued in December 1997.

        In 1999, the Company borrowed a total of $4,200,000 from the investor who had purchased the majority of the Debentures evidenced in the form of ten separate notes. An additional $375,000 was borrowed on another note in January 2000. The notes bear interest at 13% and are due on demand. In conjunction with this funding, the Company issued the holder of the notes five-year warrants to purchase up to 2,487,500 shares of Common Stock at prices ranging from $0.25 to $0.60 per share.

        In connection with the sales of the Debentures and notes in 1997 through January 2000, the Company issued five-year warrants to purchase up to an aggregate total of 2,365,000 shares of common stock at prices ranging from $0.11 per share to $2.43 per share to two investment brokers.

Impact of the Year 2000 Issue

        The Company has experienced no disruptions in its operations that management can attribute to Year 2000 software issues. In addition, the Company has seen no Year 2000 related problems itself or received any reports of such problems from its customers related to the Company's products.

Item 7. Financial Statements

        The financial statements for the Company are attached beginning on page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and control Persons; Compliance With Section 16(a) of the Exchange Act

Executive Officers and Directors

        The directors and executive officers of the Company as of March 15, 2000, are as follows:

                                                                Held Position
   Name                 Age            Position                     Since
   ----                 ---            --------                 -------------
Frank J. Alioto          51      President, Chief Executive     June 1998
                                 Officer, Director
James D. Casey           56      Chief Financial Officer,       November 1999
                                 Director
Mark C. Koz              44      Director                       March 1993
Tony Low                 45      Director                       October 1996
Robert Sibthorpe         50      Director                       May 1997
John Champlin, M.D.      43      Director                       October 1997

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

        James D. Casey (age 56) has been Chief Financial Officer since November 1999 and was appointed to the Board of Directors in February 2000. From 1994 until 1999, Mr. Casey was the Chief Financial Officer and VP Finance of Rebus Software, a privately held company in the field of CAD/Process Design software. Previously he held similar positions with a number of other high technology semiconductor, software, and telecommunications companies including Macronix, OmniTel and Forte Communications, Inc. Mr. Casey is a CPA and holds a BS degree, cum laude, from Northeastern University, and an MBA from the Amos Tuck School of Business at Dartmouth College.

        Mark Koz (age 44) has been a Director since March 3, 1993. Previously, at various times, he was also Chairman, Chief Executive Officer and President, and Chief Technical Officer of the Company. Mr. Koz was also Chief Executive Officer, Chief Technical Officer and a Director of FutureTel from 1993 to 1995, and has been Chief Executive Officer of Intelligent Instruments Corporation since 1993. Currently he is employed as an independent consultant in the telecommunication industry. Mr. Koz has five years of technical education at Florida Technological University (University of Central Florida). In addition, he is a voting member of the Moving Picture Experts Group, the international standards-setting body for MPEG.

     Tony Low (age 46) has been a Director of the Company since October 1996. Since July 1997, Mr. Low has been Chief Operating Officer of Darwin Digital, a Saatchi & Saatchi Vision Company involved in interactive advertising and media buying. Prior to that, from January 1996 through June 1997, Mr. Low was Director of Business Affairs at the Los Angeles based Saatchi Entertainment Group, a division of Saatchi & Saatchi, the multinational advertising agency. From June 1993 through January 1996, he was President of Tercer Mundo, Inc., a company marketing sound recordings, and from October 1983 through June 1993 he was Partner and Business Manager at Oberman, Tivoli, Miller and Low, an entertainment industry accounting firm.

     Robert Alan Sibthorpe (age 51) has been a Director of the Company since May 1997. Mr. Sibthorpe has been owner of Mag South Research, Inc., a geological and financial consulting firm since October 1996. From June 1986 through April 1996, Mr. Sibthorpe was with Yorkton Securities, Inc. involved in investment banking. Mr. Sibthorpe has an MBA in Finance and a Bachelor of Science in Earth Sciences both from the University of Toronto.

     John Joseph Champlin, M.D. (age 44) has been a Director of the Company since October 1997. He has been owner and president of the Med Center Medical Clinic in Carmichael, California, since 1993. Prior to founding Med Center Medical Clinic, he was a medical director of Madison Center from 1988 to 1993. He is also associate clinical professor, family practice, at the University of California at Davis since 1986. Mr. Champlin earned his M.D. at the University of Florida.

Committees of the Board

     The Board has an Audit Committee and a Compensation Committee. The Audit Committee consists of Messrs. Low and Sibthorpe, and the Compensation Committee consists of Messrs. Koz and Sibthorpe.

     The primary functions of the Audit Committee are to review the scope and results of audits by the Company's independent auditors, the Company's internal accounting controls, the non-audit services performed by the independent accountants, and the cost of accounting services. The audit committee did not meet in 1999, but is scheduled to do so in the first half of 2000 to review the results of the years ended December 31, 1998 and 1999, and to consider the performance and results of the audits.

     The Compensation Committee administers the Company's 1996 Incentive and Nonstatutory Stock Option Plan, the 1999 Nonstatutory Stock Option Plan, and approves compensation, remuneration, and incentive arrangements for officers and employees of the Company.

                                    1999 PLAN

Section 16(a) Beneficial Ownership Reporting Compliance

     Based on the Company's information, all of the directors, officers and beneficial owners of more than 10% of any class of equity securities have filed their initial report on Form 3.

Item 10. Executive Compensation

Executive Compensation

        The following table sets forth the Compensation of the President, and all other officers who received annual compensation in excess of $100,000 during 1999. As of December 31, 1999, Mr. Alioto had deferred receipt of approximately $39,000 of compensation, and Mr. Bennett had deferred approximately $31,000. These deferred amounts are not included in the table below.



                           SUMMARY COMPENSATION TABLE
                                                                             Long Term Compensation
                                  Annual Compensation                   Awards              Payouts
                               ------------------------         -----------------------    ---------


                                               Other           Restricted   Securities
                                               Annual            Stock      Underlying        LTIP
Name and Principal                          Compensation        Award(s)     Options        Payouts    All Other
Position                 Year     Salary        ($)               ($)          (#)            ($)     Compensation
-----------------        ----     ------    ------------       ----------   ----------      --------  ------------
Frank Alioto             1999    $ 95,625        -                 -            -              -           -
President and CEO        1998    $ 67,500    $51,171(1)            -       1,300,000(2)        -           -

Donald Bennett           1999    $118,750        -                 -          50,000(3)        -           -
Vice President           1998    $ 79,038        -                 -         150,000(4)        -           -

Deborah McDonald         1999    $117,757    $ 4,525(5)            -         200,000(6)        -           -
Vice President

Janek Kaliczak           1999    $150,000    $ 5,000(7)            -         50,000(3)         -           -
Vice President           1998    $122,500        -                 -        150,000(4)         -           -

Steven Levine            1999    $150,000    $25,000(7)            -         50,000(3)         -           -
Vice President           1998    $107,292    $15,000(7)            -        150,000(4)         -           -



(1) Effective June 23, 1998, Mr. Alioto was elected president of the Company. Prior to this date, Mr. Alioto served as a consultant to the Company. The $51,171 represents consulting fees paid to Mr. Alioto.

(2) Represents options to acquire 1,000,000 shares of Common Stock at $0.26 per share and 300,000 shares at $0.16 per share.

(3)  Represents options to acquire shares of Common Stock at $0.17 per share.

(4)  Represents options to acquire shares of Common Stock at $0.26 per share.

(5) Represents sales commissions.

(6) Represents options to acquire 150,000 shares of Common Stock at $0.25 per share and 50,000 shares of Common Stock at $0.17 per share.

(7) Represents a bonus.

Employment Contract

        On June 23, 1998, the Company hired Mr. Frank Alioto to become President effective July 1, 1998. Pursuant to his employment contract, Mr. Alioto receives a salary of $135,000 per year along with other benefits granted to employees of the Company. Additionally, Mr. Alioto received options to acquire, during a five
(5) year term, up to 1,000,000 shares of Common Stock of the Company at an exercise price equal to $0.26 per share. On June 26, 1998, options to acquire 166,667 shares of Common Stock vested and became immediately exercisable. Options to acquire 166,667 shares of Common Stock shall vest on June 26, 1999, and options to acquire 166,666 shares of Common Stock shall vest on June 26, 2000. Options to acquire the remaining 500,000 shares of Common Stock shall vest on June 26, 2003, or earlier as determined by the Compensation Committee based on performance goals. These options shall remain exercisable until June 26, 2003, and in addition shall not expire earlier than two (2) years from the date of any change of control. Finally, pursuant to his employment contract, Mr. Alioto shall be indemnified and held harmless by the Company in connection with his serving as President and Chief Executive Officer of the Company.

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


                      Option/SAR Grants in Last Fiscal Year

                                                  Percentage of
                                                     Total
                                                  Options/SARs
                                                   Granted to
                              Options/SARs        Employees in   Exercise Price
  Name                          Granted           Fiscal Year        $/sh          Expiration Date
-----------------------------------------------------------------------------------------------------


Frank Alioto                         -                  -                 -                  -

Donald Bennett                  50,000              4.93%              0.17           11/15/04

Deborah McDonald               150,000                                 0.25           03/08/04
                                50,000             19.71%              0.17           11/05/04

Janek Kaliczak                  50,000              4.93%              0.17           11/15/04

Steven Levine                   50,000              4.93%              0.17           11/15/04


Aggregate Option Exercise in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth the value of exercised and unexercised options and SARs held by the executives listed in the summary compensation table at fiscal year end.



               Aggregated Option/SAR Exercises in Last Fiscal Year
                      and Fiscal Year-End Option/SAR Values

                                                                                   Value of
                                                                                  Unexercised
                                                                                 in-the Money
                                                           Options/SARs at     Options/ SARs at
                                                           Fiscal Year-End      Fiscal Year-End
                                                             Exercisable       Exercisable (E)/
                      Shares Acquired    Value Realized    (E)/ Subject to        Subject to
       Name             on Exercise            ($)          Repurchase (U)      Repurchase (U)
       ----           ----------------   --------------    ---------------     ---------------
Frank Alioto               None               None        633,334 / 666,666  $102,200 / $77,667

Donald Bennett             None               None         45,000 / 155,000    $5,175 / $22,230

Deborah McDonald           None               None              0 / 200,000        $0 / $28,905

Janek Kaliczak             None               None         45,000 / 155,000    $5,175 / $22,230

Steven Levine              None               None         45,000 / 155,000    $5,175 / $22,230


Director Compensation

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

                             PRINCIPAL STOCKHOLDERS

        The following table sets forth, as of March 15, 2000, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each officer named in the compensation table, (iii) each director of the Company as of March 15, 2000, and
(iv) directors and executive officers of the Company, as of March 15, 2000, as a group.

        As of March 15, 2000, there were 36,359,408 shares of Common Stock outstanding.

                                                                   Percentage
                                            Number of             Beneficially
      Name and Address                      Shares(1)                Owned
      ----------------                      ---------             ------------

JNC                                       26,786,389(2)              43.16%
c/o Olympia Capital (Bermuda) Ltd.
Williams House, 20 Reid Street
Hamilton HM 11, Bermuda

                                                                   Percentage
                                            Number of             Beneficially
      Name and Address                      Shares(1)                Owned
      ----------------                      ---------             ------------

Frank Alioto                                 633,334(3)               1.87%
InnovaCom, Inc.
3400 Garrett Drive
Santa Clara, CA 95053

James D. Casey                               390,450(3)               1.16%
InnovaCom, Inc.
3400 Garrett Drive
Santa Clara, CA 95054

John Champlin, MD                            200,900                    *
4373 Meadow Circle
Rescue, CA 95672

Robert Sibthorpe                             200,000                    *
6311 E. Naumann Dr.
Paradise Valley, AZ 85253

Tony Low                                     200,000(3)                 *
The Saatchi Entertainment Group
37 26th Avenue
Venice, CA 90291

Mark C. Koz                                1,400,000(4)               4.17%
InnovaCom, Inc.
3400 Garrett Drive
Santa Clara, CA 95054

Donald Bennett                                45,000(3)                 *
InnovaCom, Inc.
3400 Garrett Drive
Santa Clara, CA 95054

Deborah McDonald                              65,000(5)                 *
InnovaCom, Inc.
3400 Garrett Drive
Santa Clara, CA 95054

Janek Kaliczak                                45,000(3)                 *
InnovaCom, Inc.
3400 Garrett Drive
Santa Clara, CA 95054

Steven Levine                                 45,000(3)                 *
InnovaCom, Inc.
3400 Garrett Drive
Santa Clara, CA 95054

All officers and directors as a
group (10 persons)                         3,236,984(6)               9.20%
----------------------------

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

(2) Includes 22,204,745 shares of Common Stock that may be acquired upon the conversion of outstanding Debentures, and 3,500,000 shares of Common Stock that may be acquired upon the exercise of outstanding Warrants.

(3) Represents shares of Common Stock that may be acquired within sixty days upon exercise of options.

(4) Includes options to acquire 300,000 shares of Common Stock exercisable within 60 days.

(5) Includes options to acquire 30,000 shares of Common Stock exercisable within 60 days and 35,000 shares of Common Stock owned by Ms. McDonald's spouse.

(6) Includes options to acquire 1,901,084 shares of Common Stock exercisable within 60 days.

Item 12.  Certain Relationships and Related Transactions

        Micro Technology Credit Facility. In July 1997, a promissory note (the "Note") was issued to Micro Technology in connection with a credit facility agreement (the "Credit Facility"). The Credit Facility and Note provided for an aggregate amount not to exceed $5 million. The Credit Facility terminated and the Note was due on June 30, 1998, and bore interest at the lower of 10% or the maximum rate allowed by law (Federal Reserve Bank of San Francisco's rate plus 5%) The Company had the right to prepay the Note. The principal and interest on the Note might be converted, at the option of the holder, into shares of Common Stock in an amount equal to 80% of the trading price of a share of Common Stock on the date an advance of funds was made pursuant to the Credit Facility. Advances made under the Credit Facility were secured by all of the assets of the Company including, but not limited to, receivables, goods, equipment, inventory, contract rights and other property interests.

        In May 1998, Micro Technologies converted $4,181,421 of its line of credit to the Company in exchange for 1,742,362 shares of Common Stock.

        On June 26, 1998, Micro Technologies converted its remaining balance on the credit facility of $317,357 into common stock and terminated the credit facility. As an inducement to Micro Technologies to make this conversion, the Company allowed Micro Technology to convert into 1,220,608 shares at the then market price of the stock, $.26 per share, as opposed to the conversion price under the credit facility, which would have averaged approximately $2.40 per share.

        Through the merger with Sierra Vista, Micro Technology received 2,500,000 shares of Common Stock, which at the time represented approximately a 14% interest in the Company. Prior to their investment in Sierra Vista, the owners of Micro Technology were unaffiliated with Sierra Vista and the Company.

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

        FutureTel. The Company has a license ("FutureTel License Agreement") from FutureTel to manufacture, use, distribute, sell and otherwise deal with certain video compression technology which was incorporated into the Company's design of its single chip MPEG-2 Gecko encoder chip, and when the design effort on this chip was suspended in 1998, the Company ceased using the technology. Aside from a sale or license by the Company to another party of the Company's encoder chip design, an event not considered likely by the Company's management, the Company has no plans to resume use of the technology licensed from FutureTel.

        In 1998, the Company rented certain items of engineering test equipment from Mark Koz, or from his wife, for a total rental amount of approximately $13,000. These rental arrangements were terminated in December 1998.

        Robert Sibthorpe. In 1998, the Company borrowed $50,000 from Robert Sibthorpe on an unsecured demand note at an interest rate of 10% per annum. As of December 31, 1999, the principal balance outstanding on this note was $5,000.

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibits

3. 1 Certificate of Incorporation, as amended, of the Company (originally filed as exhibit 2.1)(1)

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

10.8 Security Agreement between the Company and Micro Technology S.A., dated as of July 1, 1997 (originally filed as exhibit 6.8)(1)

10.9 Convertible Debenture Purchase Agreement, dated as of December 22, 1997, with JNC (originally filed as exhibit 6.9)(2)

10.10 7% Convertible   Debentures,   due  December  22,  2002,  payable  to  JNC
      (originally filed as exhibit 6.10)(2)

10.11 Registration Rights Agreement, dated as of December 22, 1997, with JNC (originally filed as exhibit 6.11)(2)

10.12 Escrow Agreement, dated December 22, 1997, between the Company, JNC and Robinson Silverman Pearce Aronsohn & Berman LP (originally filed as exhibit 6.12)(2)

10.13 Warrants dated December 22, 1997, to purchase up to 500,000 shares of Common Stock held by JNC (originally filed as exhibit 6.13)(2)

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

10.22 Convertible Debenture Purchase Agreement dated as of June 29, 1998 between InnovaCom, Inc. and JNC Strategic Fund Ltd.(4)

10.23 Convertible Debenture Purchase Agreement dated August 28, 1998 between InnovaCom, Inc. and JNC Strategic Fund Ltd. (4)

10.24 Form of Debenture(4)

10.25 Waiver Agreement dated as of September 18, 1998(4)

10.26 Convertible Debenture Purchase Agreement dated December 15, 1998 between InnovaCom, inc. and JNC Strategic Fund Ltd.(5)

10.27 The Second Amended and Restated Security Agreement between the Company and JNC Strategic Fund Ltd., dated as of December 15, 1998(5)

10.28 Employment Agreement with Frank Alioto, dated March 15, 1998(5)

10.29 Asset Purchase Agreement with John Champlin,  MD(5)

10.30 Amended Employment Agreement with Mark Koz, dated April 20, 1998(5)

16.1  Letter regarding change in certifying accountant(3)

21.1  Subsidiary of the small business issuer(3)

23.1  Consent of Independent Accountants

27.1  Financial Data Schedule


-------------------------------------------------------------------------------

(1)  Previously filed with the Company's Form 10-SB on December 12, 1997.

(2) Previously filed with the Company's Registration Statement on Form SB-2 filed on February 9, 1998.

(3) Previously filed with the Company's Pre-Effective Amendment No. 1 to Registration Statement on form SB-2 filed on April 15, 1998.

(4) Previously filed with the Company's Form 10-QSB for the quarterly period ended March 31, 1998, filed on September 24, 1998.

(5) Previously filed with the Company's Form 10-KSB for the year ended December 31, 1998.

     (b) Reports on Form 8-K.

        None

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       InnovaCom, Inc.

                                       FRANK ALIOTO

                                       By: Frank Alioto, President


        In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 22, 2000                         FRANK ALIOTO

                                       Frank Alioto, President and Chairman of
                                       the Board of Directors
                                       Principal Executive Officer)


March 22, 2000                         JAMES J. CASEY

                                       James J. Casey, Chief Financial Officer
                                       and Director (Principal Financial and
                                       Accounting Officer)


March 22, 2000                         MARK KOZ

                                       Mark Koz, Director


March 22, 2000                         TONY LOW

                                       Tony Low, Director


March __, 2000                         ______________________________________
                                       Robert Sibthorpe, Director


March 21, 2000                         JOHN CHAMPLIN

                                       John Champlin, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           PAGE

Independent Auditor's Report................................................F-2

Consolidated Balance Sheet - December 31, 1999..............................F-3

Consolidated  Statements of  Operations - For the Years
  Ended  December 31, 1999 and 1998, and For the Period From
  March 3, 1993  (inception) to December 31, 1999...........................F-4

Consolidated Statement of Stockholders' Equity (Deficit) -
  For the Period From March 3, 1993 (inception) to December 31, 1999........F-5

Consolidated  Statements  of Cash Flows - For the Years Ended
  December 31, 1999 and 1998, and For the Period From
  March 3, 1993  (inception) to December 31, 1999...........................F-10

Notes to Consolidated Financial Statements..................................F-12

                          INDEPENDENT AUDITOR'S REPORT



The Stockholders and Board of Directors
InnovaCom, Inc. and Subsidiaries (a Development Stage Enterprise)
Santa Clara, California

We have audited the accompanying consolidated balance sheet of InnovaCom, Inc. and subsidiaries (a Development Stage Enterprise) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998, and for the period from March 3, 1993 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InnovaCom, Inc. and subsidiaries (a Development Stage Enterprise) as of December 31, 1999, and the results of their operations and cash flows for the years ended December 31, 1999 and 1998, and for the period from March 3, 1993 (inception) to December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, and as of December 31, 1999 has negative working capital of $17,309,248, and has a stockholders' deficit of $17,128,098, that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


/S/HEIN + ASSOCIATES LLP

HEIN + ASSOCIATES LLP
Certified Public Accountants

Orange, California
January 28, 2000, except for Note 14 which is as of March 15, 2000

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEET


                                                                DECEMBER 31,
                                                                    1999
                                                                ------------
                                     ASSETS

CURRENT ASSETS:
    Cash                                                        $    302,701
    Accounts receivable,
       less: allowance for doubtful accounts of $10,000              149,075
    Other receivables                                                  6,750
    Inventory, net                                                   210,536
    Prepaid expenses                                                  49,044
                                                                ------------
          Total current assets                                       718,106

PROPERTY AND EQUIPMENT, net                                          143,950
DEPOSITS                                                              37,200
                                                                ------------
TOTAL ASSETS                                                    $    899,256
                                                                ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Notes payable - related parties                              $    100,000
   Secured promissory notes                                        4,200,000
   Convertible debentures                                          9,440,000
   Accounts payable                                                1,222,312
   Accrued liabilities                                             3,002,110
   Liabilities in excess of assets of discontinued
      operations                                                      62,932
                                                                ------------
          Total current liabilities                               18,027,354

COMMITMENTS AND CONTINGENCIES (Notes 3, 8 and 11)

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $.001 par value, 150,000,000 shares
     authorized, 25,784,238 shares issued and outstanding             25,785
   Warrants                                                        2,329,325
   Additional paid-in capital                                     23,383,626
   Deficit accumulated during development stage                  (42,866,834)
                                                                ------------
          Total stockholders' (deficit)                          (17,128,098)
                                                                ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $    899,256
                                                                ============

See accompanying notes to these consolidated financial statements.

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        MARCH 3, 1993
                                                          FOR THE YEARS ENDED          (INCEPTION) TO
                                                              DECEMBER 31,               DECEMBER 31,
                                                 ----------------------------------
                                                       1999               1998              1999
                                                 --------------      --------------    --------------

REVENUES                                         $      507,076      $      107,632    $      763,708
                                                 --------------      --------------    --------------
COSTS AND EXPENSES:
    Costs of goods sold                                 491,633             338,763           882,934
    Research and development                          1,822,603           3,399,715        12,321,526
    Selling, general and administrative               2,762,173           5,901,604        18,940,730
    Impairment loss on property and equipment                 -             937,000           937,000
                                                 --------------      --------------    --------------
          Total costs and expenses                    5,076,409          10,577,082        33,082,190
                                                 --------------      --------------    --------------
OPERATING LOSS                                       (4,569,333)        (10,469,450)      (32,318,482)
                                                 --------------      --------------    --------------
OTHER INCOME (EXPENSE):
    Interest income                                           -              10,025            22,109
    Interest expense                                 (2,831,589)         (4,761,319)       (8,822,139)
    Debt conversion expense                                   -            (260,645)         (260,645)
    Other income                                          1,781                   -             1,781
                                                 --------------      --------------    --------------
          Total other income (expense)               (2,829,808)         (5,011,939)       (9,058,894)
                                                 --------------      --------------    --------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
TAX EXPENSE AND DISCONTINUED OPERATIONS              (7,399,141)        (15,481,389)      (41,377,376)

INCOME TAX EXPENSE                                        1,600               1,600             8,000
                                                 --------------      --------------    --------------
LOSS FROM CONTINUING OPERATIONS:                     (7,400,741)        (15,482,989)      (41,385,376)
                                                 --------------      --------------    --------------
    Gain/(loss) on disposal of discontinued
      operations                                         25,789          (1,155,823)       (1,130,034)
    Loss from operations of discontinued
      operation, net of income tax expense                    -            (400,000)       (1,159,452)
                                                 --------------      --------------    --------------
GAIN/(LOSS) FROM DISCONTINUED OPERATIONS                 25,789          (1,555,823)       (2,289,486)

GAIN ON EXTINGUISHMENT OF LIABILITIES                   235,093             572,935           808,028
                                                 --------------      --------------    --------------
NET LOSS                                         $   (7,139,859)     $  (16,465,877)   $  (42,866,834)
                                                 ==============      ==============    ==============
BASIC AND DILUTED NET LOSS PER SHARE:
    Continuing operations                        $         (.29)     $         (.67)
    Discontinued operations                                 -                  (.07)
    Extraordinary item                                      .01                 .03
                                                 --------------      --------------
    Basic and diluted net loss per share         $         (.28)     $         (.71)
                                                 ==============      ==============
 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       25,099,278          23,032,965
                                                 ==============      ==============

See accompanying notes to these consolidated financial statements.

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       FOR THE PERIOD FROM MARCH 3, 1993 (INCEPTION) TO DECEMBER 31, 1999



                                                                                                  DEFICIT
                                                                                                ACCUMULATED        TOTAL
                                                COMMON STOCK                     ADDITIONAL        DURING       STOCKHOLDERS'
                                          ----------------------                  PAID-IN       DEVELOPMENT       EQUITY
                                             SHARES      AMOUNT     WARRANTS      CAPITAL          STAGE         (DEFICIT)
                                          -----------   --------  -----------  --------------  -------------  ---------------
  Common Stock, issued to form
    company at $0.0017 per
    share (March 1993)                      5,100,000   $  5,100  $         -  $      3,400    $           -  $       8,500

  Net loss                                          -          -            -             -             (800)          (800)
                                          -----------   --------  -----------  ------------    -------------  -------------
BALANCES, December 31, 1993                 5,100,000      5,100            -         3,400             (800)         7,700
  Net loss                                          -          -            -             -             (800)          (800)
                                          -----------   --------  -----------  ------------    -------------    -----------
BALANCES, December 31, 1994                 5,100,000      5,100            -         3,400           (1,600)         6,900
  Net loss                                          -          -            -             -             (800)          (800)
                                          -----------   --------  -----------  ------------    -------------    -----------
BALANCES, December 31, 1995                 5,100,000      5,100            -         3,400           (2,400)         6,100

  Issuance of common stock at
    $0.50 per share to directors
    for services performed (March 1996)       900,000        900            -       449,100                -        450,000
  Acquisition of Jettson Realty
    Development, Inc. at $0.30 per
    shares (June 1996)                        561,069        561            -       168,184                -        168,745
  Sale of common stock, net of expenses
    at $0.16 per share (July 1996)          4,620,015      4,620            -       715,380                -        720,000
  Issuance of common stock at $0.50
    per share to employees for
    services performed (July 1996)            500,000        500            -       249,500                -        250,000
  Issuance of common stock at $1.36 per
    share for consulting services
    performed (July 1996)                     250,000        250            -       388,960                -        389,210
  Sale of common stock at $5.00 per
    share, net of expenses
    (October 1996)                            280,000        280            -     1,399,720                -      1,400,000
  Compensation recognized upon issuance
    of stock options                                -          -            -     2,493,873                -      2,493,873
  Contribution of product license                   -          -            -     1,275,000                -      1,275,000
  Net loss                                          -          -            -             -       (8,193,395)    (8,193,395)
                                          -----------   --------  -----------  ------------    -------------    -----------
BALANCES, December 31, 1996                12,211,084     12,211            -     7,143,117       (8,195,795)    (1,040,467)



                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       FOR THE PERIOD FROM MARCH 3, 1993 (INCEPTION) TO DECEMBER 31, 1999
                                   (Continued)


                                                                                                  DEFICIT
                                                                                                ACCUMULATED        TOTAL
                                                COMMON STOCK                     ADDITIONAL        DURING       STOCKHOLDERS'
                                           ---------------------                  PAID-IN       DEVELOPMENT       EQUITY
                                             SHARES      AMOUNT     WARRANTS      CAPITAL          STAGE         (DEFICIT)
                                           ----------   --------  -----------  --------------  -------------  ---------------
   Issuance of common stock in
     exchange for technology at
     $5.00 per share (January 1997)           100,000   $    100  $         -  $    499,900    $           -  $     500,000
   Sale of common stock, net of
     expenses at $2.90 per share
     (Frebruary 1997)                         229,310        229            -       664,771                -        665,000
   Acquisition of Sierra Vista at
     $0.50 per share (May 1997)             8,514,500      8,515            -     4,248,735                -      4,257,250
   Issuance of common stock at $2.43
     per share for legal services
     rendered (June 1997)                       7,003          7            -        16,976                -         16,983
   Shares returned per settlement
     agreement at par value                  (500,000)      (500)           -           500                -              -
   Warrants issued with sale of
     convertible debentures
     (December 1997)                                -          -      968,578             -                -        968,578
   Allocation of proceeds from notes
     payable and long-term liabilities
     due to beneficial conversion feature           -          -            -     2,086,988                -      2,086,988
   Compensation recognized upon issuance
     of stock options                               -          -            -     1,558,666                -      1,558,666
   Net loss                                         -          -            -             -      (11,065,303)   (11,065,303)
                                          -----------   --------  -----------  ------------    -------------    -----------
BALANCES, December 31, 1997                20,561,897     20,562      968,578    16,219,653      (19,261,098)    (2,052,305)

  Issuance of common stock at $1.75
    per share in connection with
    issuance of notes payable
    (May 1998)                                125,000        125            -       218,625                -        218,750
  Issuance of common stock at $2.40
    per share in connection with
    conversion of notes payable -
    related party (May 1998)                1,742,362      1,742            -     4,179,679                -      4,181,421
  Issuance of common stock at $1.39
    per share in connection with
    conversion of debentures (May 1998)         7,431          7            -        10,285                -         10,292


                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       FOR THE PERIOD FROM MARCH 3, 1993 (INCEPTION) TO DECEMBER 31, 1999
                                   (Continued)


                                                                                                  DEFICIT
                                                                                                ACCUMULATED        TOTAL
                                                COMMON STOCK                     ADDITIONAL        DURING       STOCKHOLDERS'
                                           ---------------------                  PAID-IN       DEVELOPMENT       EQUITY
                                             SHARES      AMOUNT     WARRANTS      CAPITAL          STAGE         (DEFICIT)
                                           ----------   --------  -----------  --------------  -------------  ---------------

    Issuance of common stock at $0.26
      per share in connection with
      conversion of notes payable to
      a related party (June 1998)           2,057,146   $  2,057  $         -  $    532,800    $           -  $     534,857
    Issuance of common stock at $0.29
      per share in connection with
      conversion of debentures (June 1998)     70,339         71            -        20,638                -         20,709
    Issuance of common stock at $0.32
      per share in connection with
      conversion of debentures (June 1998)     63,971         64            -        20,624                -         20,688
    Issuance of common stock at $0.26
      per share for services (June 1998)      100,000        100            -        25,900                -         26,000
    Issuance of common stock at $0.19
      per share in connection with
      conversion of debentures (July 1998)     56,184         56            -        10,372                -         10,428
    Issuance of common stock at $0.26
      per share in connection with
      conversion of debentures (July 1998)    121,654        122            -        31,021                -         31,143
    Issuance of common stock at $0.17
      per share in connection with
      conversion of debentures
      (September 1998)                         60,160         60            -        10,432                -         10,492
    Issuance of common stock at $0.10
      per share in connection with
      conversion of debentures
      (October 1998)                          110,264        110            -        10,475                -         10,585
    Issuance of common stock at $0.11
      per share in connection with
      conversion of debentures
      (November 1998)                         969,536        970            -       105,291                -        106,261
    Shares canceled from default at par      (510,329)      (510)           -           510                -              -
    Shares canceled from default
      judgement issued for services at
      $0.50 per share                        (500,000)      (500)           -      (249,500)               -       (250,000)
    Compensation recognized upon
      issuance of stock options                     -          -            -       366,303                -        366,303


                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       FOR THE PERIOD FROM MARCH 3, 1993 (INCEPTION) TO DECEMBER 31, 1999
                                   (Continued)


                                                                                                  DEFICIT
                                                                                                ACCUMULATED        TOTAL
                                                COMMON STOCK                     ADDITIONAL        DURING       STOCKHOLDERS'
                                           ---------------------                  PAID-IN       DEVELOPMENT       EQUITY
                                             SHARES      AMOUNT     WARRANTS      CAPITAL          STAGE         (DEFICIT)
                                           ----------   --------  -----------  --------------  -------------  ---------------

    Allocation of proceeds from notes
      payable and debentures due to
      beneficial conversion feature                 -   $      -  $         -  $    859,140    $           -  $     859,140
    Warrants issued with sale of
      convertible debentures                        -          -      338,825             -                -        338,825
    Debt conversion expense                         -          -            -       260,645                -        260,645
    Contested proceeds from private
      placements reclassified from
      accrued liabilities due to
      defaults                                      -          -            -       250,959                -        250,959

    Net Loss                                        -          -            -             -      (16,465,877)   (16,465,877)
                                          -----------   --------  -----------  ------------    -------------  -------------
BALANCES, December 31, 1998                25,035,615     25,036    1,307,403    22,883,852      (35,726,975)   (11,510,684)

    Issuance of common stock at $0.15
      per share for services (March 1999)     200,000        200            -        29,800                -         30,000
    Shares canceled originally issued
      for services at share $0.26 per
      share (June 1998)                      (100,000)      (100)           -       (25,900)               -        (26,000)
    Issuance of common stock at $0.57
      per share for services (May 1999)        40,000         40            -         22,670               -         22,710
    Proceeds from the exercise of stock
      options                                   6,000          6            -          1,554               -          1,560
    Issuance of common stock at $0.19
      per share in connection with
      conversion of debentures
      (December 1999)                         602,623        603            -        113,689               -        114,292
    Warrants issued with sale of
      convertible debentures                        -          -    1,021,922              -               -      1,021,922
    Allocation of proceeds from notes
      payable and debentures due to
      beneficial conversion feature                 -          -            -         76,480               -         76,480
    Compensation recognized upon
      issuance of stock options                     -          -            -         40,234               -         40,234


                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       FOR THE PERIOD FROM MARCH 3, 1993 (INCEPTION) TO DECEMBER 31, 1999
                                   (Continued)

                                                                                                  DEFICIT
                                                                                                ACCUMULATED        TOTAL
                                                COMMON STOCK                     ADDITIONAL        DURING       STOCKHOLDERS'
                                           ---------------------                  PAID-IN       DEVELOPMENT       EQUITY
                                             SHARES      AMOUNT     WARRANTS      CAPITAL          STAGE         (DEFICIT)
                                           ----------   --------  -----------  --------------  -------------  ---------------
    Proceeds received from settlement
       agreement, net of legal costs                -          -            -       241,247                -        241,247
     Net Loss                                       -          -            -             -       (7,139,859)    (7,139,859)
                                          -----------   --------  -----------  ------------    -------------  -------------
BALANCES, December 31, 1999                25,784,238   $ 25,785  $ 2,329,325  $ 23,383,626    $ (42,866,834) $ (17,128,098)
                                          ===========   ========  ===========  ============    =============  =============


                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF CASH FLOW



                                                                                        MARCH 3, 1993
                                                          FOR THE YEARS ENDED          (INCEPTION) TO
                                                              DECEMBER 31,               DECEMBER 31,
                                                 ----------------------------------
                                                       1999               1998              1999
                                                 --------------      --------------    --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations            $  (7,400,741)      $  (15,482,989)   $  (41,385,376)
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Depreciation and amortization                      144,343              291,363           872,860
    Provision for inventory obsolescence                40,182                    -            40,182
    Provision for doubtful accounts                     20,000                    -            20,000
    Amortization of discount on long-term debt               -            2,345,866         2,345,866
    Loss on sale of fixed assets                        24,630                    -            24,630
    Impairment loss on property and equipment                -              937,000           939,559
    Interest related to beneficial conversion
      feature and warrants issued in connection
      with notes payable and convertible
      debentures                                     1,098,402            1,197,965         3,397,474
    Compensation recognized upon issuance of
      stock and stock options                           66,945              611,053         5,836,730
    Shares canceled from default judgement                   -             (250,000)         (250,000)
    Contribution of product license                          -                    -         1,275,000
    Write down of purchased incomplete
      research and development                               -                    -           500,000
    Gain on extinguishment of liabilities              235,093              572,935           808,028
    Debt conversion expense                                  -              260,645           260,645
    Write-off of related party receivable                    -                    -           139,594
    Write-off of acquisition costs                           -               68,364            68,364
    Changes in operating assets and
        liabilities:
      Cash - restricted                                      -                8,481                 -
      Accounts receivable                             (150,330)              (8,745)         (159,075)
      Other receivables                                 61,498                                (16,748)
      Inventory                                       (250,718)                              (250,718)
      Prepaid expenses                                 (47,298)              96,631           (49,048)
      Deposits                                           -                   52,679           (37,200)
      Accounts payable                                (498,538)           1,438,485         1,631,194
      Accrued liabilities                            1,751,112              678,309         3,602,601
                                                 -------------       --------------    --------------
        Net cash used in operating activities
          from continuing operations                (4,905,420)          (7,181,958)      (20,385,438)
                                                 -------------       --------------    --------------
  Net loss from discontinued operations                 25,789           (1,555,823)       (2,289,486)
    Loss on disposal of assets                               -               48,568            48,568
    Write-down of film rights and film costs
      inventory                                              -              277,500           250,000
    Write-down of goodwill                                   -              848,129           848,129
    Change in liabilities in excess of assets
      of discontinued operations                             -               62,932            62,932
                                                 -------------       --------------    --------------
        Net cash provided by (used in)
          operating activities from
          discontinued operations                       25,789             (318,694)       (1,079,857)

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF CASH FLOW



                                                                                        MARCH 3, 1993
                                                          FOR THE YEARS ENDED          (INCEPTION) TO
                                                              DECEMBER 31,               DECEMBER 31,
                                                 ----------------------------------
                                                       1999               1998              1999
                                                 --------------      --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash received in acquisition of Sierra
    Vista Entertainment                          $           -       $            -    $    2,916,798
  Cost incurred for organization of joint
    venture                                                  -                    -           (68,364)
  Advance to related party                                   -                    -          (139,594)
  Purchases of property and equipment                   (9,934)          (1,216,870)       (2,200,151)
  Proceeds from sale of assets                             525                    -             4,025
                                                 -------------       --------------    --------------
      Net cash provided by (used in)
        investing activities                     $      (9,409)      $   (1,216,870)   $      512,714
                                                 -------------       --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                -              777,500         4,865,490
  Proceeds from secured promissory notes             4,200,000                    -         4,200,000
  Net proceeds from sale of convertible
    debentures with detachable warrants                750,000            4,000,000         9,358,593
  Principal payments on notes payable-related
    party                                              (35,000)            (174,478)         (309,278)
  Proceeds from sale of common stock                         -                    -         2,897,670
  Proceeds from issuance of stock options                1,560                    -             1,560
  Proceeds from settlements                            241,247                    -           241,247
                                                 -------------       --------------    --------------
      Net cash provided by financing
        activities                               $   5,157,807       $    4,603,022    $   21,255,282
                                                 -------------       --------------    --------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                          268,767           (4,114,500)          302,701
CASH AND CASH EQUIVALENTS, beginning of
  period                                                33,934            4,148,434                 -
                                                 -------------       --------------    --------------
CASH AND CASH EQUIVALENTS, end of period         $     302,701       $       33,934    $      302,701
                                                 =============       ==============    ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash payments for:
    Interest                                     $           -       $            -    $        9,079
                                                 =============       ==============    ==============
    Income taxes                                 $       2,400       $        2,400    $       11,200
                                                 =============       ==============    ==============
NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
    Net assets acquired, net of cash,
      through acquisition of Sierra
      Vista Entertainment                        $           -       $            -    $    1,340,452
                                                 =============       ==============    ==============
    Return of 500,000 shares of common
      stock per settlement agreement             $           -       $            -    $          500
                                                 =============       ==============    ==============
    Acquisition of technology for stock          $           -       $            -    $      500,000
                                                 =============       ==============    ==============
    Conversion of notes payable, debentures
      and accrued interest to equity             $     114,292       $    4,936,876    $    5,051,168
                                                 =============       ==============    ==============

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

      Liabilities in excess of assets of discontinued operations consist of Sierra Vista accounts payable as of December 31, 1999. Since inception, Sierra Vista has never generated any revenues.

2.    SIGNIFICANT ACCOUNTING POLICIES:

      Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

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

      Property and Equipment - Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives (3 years) of the respective assets. The cost of normal maintenance and repairs is charged to operations as incurred. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of fixed assets sold, or otherwise disposed of, and the related accumulated depreciation or amortization is removed from the accounts, and any gains or losses are reflected in current operations.

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

      Revenue Recognition - The Company allows customers to demo units, for a period specified in the purchase order, prior to committing to a sale. Revenue is recognized once the customer has committed to purchase the demo units

      Debt Issuance Costs - Debt issue costs represent the offering costs associated with the sale of the debentures (See Note 9) and were being amortized using the interest method over the life of the debentures. The Company was in violation of certain covenants under the terms of the debentures. Consequently, the debentures are classified as current in the accompanying consolidated financial statements and debt issue costs of $664,815 capitalized as of December 31, 1997 were written off during the year ended December 31, 1998. Debt issue costs associated with debentures sold during the years ended December 31, 1999 and 1998 were immediately expensed due to the violation of certain covenants under the terms of the debentures.

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

      The Company operates primarily in one industry segment and a concentration exists because the Company's has two primary customers that generate more than 61% of revenues. Financial instruments that subject the Company to credit risk consist principally of accounts receivable.

      Fair  Value of  Financial  Instruments  - The  estimated  fair  values for financial instruments, under FASB107 entitled "Disclosures about Fair Value of Financial Instruments", are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes all cash, accounts receivable, accounts payable, short term demand notes, convertible debentures, and other debt, approximates the carrying value in the consolidated financial statements at December 31, 1999.

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

      Impact  of  Recently  Issued  Standards  - In  June  1998,  the  Financial
      Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FASB133), "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for fiscal years beginning after June 15, 1999. Earlier application is encouraged; however, the Company does not anticipate adopting FASB133 until the fiscal year beginning January 1, 2000. FASB133 requires that entities recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not believe the adoption of FASB133 will have a material impact on its financial statements.

      Reclassification  - Certain  reclassifications  have been made to  conform
      1998   financial   statements   to   the   presentation   in   1999.   The
      reclassifications had no effect on net income.

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    BASIS OF PRESENTATION:

      The financial statements have been prepared on a going concern basis, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. However, there is substantial doubt about the Company's ability to continue as a going concern because of the magnitude of its loss of $7,139,859 for the year ended December 31, 1999, and its negative working capital of $17,309,248 and its stockholder's deficit of $17,128,098 as of December 31, 1999. The Company's continued existence is dependent upon its ability to raise substantial capital, to generate revenues to significantly improve operations and ultimately achieve profitability.

      During 1999, the Company sold $750,000 in 7% convertible debentures, converted $114,292 of debt and accrued interest to equity, settled $481,506 of accounts payable for a discount resulting in a gain on extinguishment of liabilities totaling $235,093, and borrowed $4,200,000 through the issuance of 13% secured promissory notes, due on demand, and is attempting to raise additional capital. Management believes that these actions will allow the Company to continue as a going concern.

      Accordingly, the financial statements do not include any adjustments relating to the recoverabilty and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.


4.    INVENTORY:

      Inventories are stated at the lower of cost or market and consist primarily of the following:

              Raw materials                        $  110,249
              Work in process                          66,766
              Finished Goods                           73,703
                                                   ----------
                                                      250,718

              Less: Inventory reserve                 (40,182)
                                                   ----------
                                                   $  210,536
                                                   ==========

      The inventory reserve includes estimated costs to rework the demo units returned by customers and a provision for units not returned.

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.    PROPERTY AND EQUIPMENT:

      Property and equipment consists of the following:

              Computer and equipment               $  273,965
              Office equipment and furniture          125,774
                                                   ----------
                                                      399,739

              Accumulated depreciation               (255,789)
                                                   ----------
                                                   $  143,950
                                                   ==========

6.    ACCRUED LIABILITIES:

      Accrued liabilities consists of the following:

               Accrued payroll and benefits        $   283,788
               Accrued interest                      1,385,552
               Accrued penalty related to
                 convertible debentures              1,096,225
               Other                                   236,545
                                                   -----------
                                                   $ 3,002,110
                                                   ===========

7. NOTES PAYABLE - RELATED PARTIES:

               Note   payable   to   a   former
               director in the original  amount
               of $50,000  bearing  interest at    $     5,000
               10%, due on demand

               Note   payable   to   a   former
               director in the original  amount
               of $125,000  bearing interest at
               8%  with  monthly   payments  of
               $10,000, due on demand                   95,000
                                                   -----------
                                                   $   100,000
                                                   ===========

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

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      During 1997, the Company entered into a revolving convertible debt facility with a shareholder which bore interest at 10% and provided for the conversion of all amounts outstanding into common stock at a conversion price equal to 80% of the market price for a share of common stock at the time a draw is funded. In May 1998, the shareholder converted $4,181,421 of the amount outstanding into 1,742,362 shares of common stock. In June 1998, the shareholder converted its remaining balance outstanding of $317,357 into common stock and terminated the credit facility. As an inducement to make this conversion, the Company allowed the shareholder to convert the remaining balance into 1,220,608 shares of common stock based on the market price of the stock of $0.26 per share as opposed to the conversion price of $2.40 per share. During 1998, the Company recognized an additional expense of $260,645 for the value of the additional shares issued to induce the conversion.


7.    SECURED PROMISSORY NOTES:

      During 1999, the Company entered into promissory note agreements totaling $4,200,000 that are due on demand and accrue interest at 13% per annum. The notes are secured by substantially all of the Company's assets. As part of the issuance of the notes, the Company issued to the note holder five-year warrants to purchase 2,300,000 shares of common stock at prices ranging from $0.25 to $0.65. In addition, the Company issued five-year warrants to purchase 840,000 shares of common stock at prices ranging from $0.16 to $0.84 per share as a finder's fee.

      The Company recognized interest expense of $1,004,163, related to the promissory notes, during the year ended December 31, 1999 that is attributable to the fair value of the warrants issued.


8.    LONG-TERM DEBT:

      In December 1997, the Company issued $5,000,000 of 7% convertible debentures due in December 2002. The debentures accrue interest at 7% per annum and are convertible into shares of common stock at a conversion price equal to the lesser of $3.47 per share or 80% of the five day average market price per share prior to conversion. As part of the issuance of the debentures, the Company issued to the debenture holders five year warrants to purchase 250,000 shares of common stock at $3.00 per share and 250,000 shares of common stock at $4.00 per share. In addition, the Company issued a five-year warrant to purchase 250,000 shares of common stock at $2.43 per share as a finder's fee.

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

      In January 1999, the Company issued $750,000 of 7% convertible debentures due in January 2004. The debentures accrue interest at 7% per annum and are convertible into shares of common stock at a conversion price equal to the lesser of $0.1275 per share or 75% of the five day average market price per share prior to conversion. As part of the issuance of the debentures, the Company issued to the debenture holders five-year warrants to purchase 187,500 shares of common stock at $0.50 per share. In addition, the Company issued five-year warrants to purchase 150,000 shares of common stock at $0.11 per share as a finder's fee.

      All of the debentures are secured by all of the assets of the Company. The Company is in violation of certain covenants related to the debentures; consequently all of the debentures have been classified as current in the accompanying financial statements. Pursuant to the convertible debenture agreements, the Company has accrued a penalty of 1 1/2% of the outstanding balance of the debentures totaling $1,096,225 at December 31, 1999 as a penalty for the violation of certain of the covenants.

      The unamortized debt issuance costs and discount in the amount of $2,345,866 associated with the December 1997 debentures were written-off during the year ended December 31, 1998. The Company has also recognized additional interest expense of $94,239 and $1,093,879 during the years ended December 31, 1999 and 1998, respectively, which is attributable to the fair value of the warrants and the beneficial conversion features associated with the debentures issued.

      In the year ended December 31, 1998, the holders of the December 1997 debentures converted $210,000 in principal and $10,597 in accrued interest into 1,459,539 shares of common stock. During 1999, the holders of the December 1997 debentures converted $100,000 in principal and $14,292 in accrued interest into 602,623 shares of common stock.

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.      STOCKHOLDERS' EQUITY:

        In 1999, the Board of Directors approved an amendment to increase in the authorized number of common stock to 150,000,000 shares at a par value of $0.001 per share.

        In May 1998, the Company borrowed $217,500 that was converted into 836,538 shares of common stock. In connection with this borrowing, the Company issued 25,000 shares of common stock and recognized $43,750 in interest expense for the year ended December 31, 1998 for the fair value of the 25,000 shares issued.


10.     STOCK OPTION PLANS:

        In  October   1996,   the  Company   adopted  the  1996   Incentive  and
        Non-statutory Stock Option Plan (the 1996 Plan) covering 1,500,000 shares. In 1997 this was increased to 3,000,000 shares pending shareholder approval. Under the plan, the Company can grant to key employees, directors, and consultants either incentive, non-statutory, or performance based stock options. The price of the options granted pursuant to the plan shall not be less than 100% of the fair market value of the shares on the date of grant. The board of directors will decide the vesting period of the options, if any, and no option will be exercisable after ten years from the date granted. Prices for incentive options granted to employees who own 10% or more of the Company's stock is at least 110% of market value at date of grant.

        In January 1999, the Company adopted the 1999 Non-statutory Stock Option Plan (the 1999 plan) covering 5,000,000 shares. The 1999 plan is a "dual plan" which provides for the grant of both incentive stock options and non-qualified stock options and was designed to attract and retain the services of employees, officers, directors, and consultants. The price of the options granted pursuant to the plan shall not be less than 100% of the fair market value of the shares on the date of grant. The plan will be administered by a compensation committee consisting of two or more disinterested non-employee board members whom will decide the vesting period of the options, if any, and no option will be exercisable after ten years from the date granted. Prices for incentive options granted to employees who own 10% or more of the Company's stock is at least 110% of market value at date of grant.

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

        In January 1999, the Company granted non-plan options to purchase 300,000 shares of common stock to an officer. The options were granted with an exercise price equal to market on the date of grant ($0.12 per share) and vest immediately.

        During 1999, the Company granted options to purchase 962,400 shares of common stock to employees under the 1996 and 1999 plans. The options were granted with exercise prices equal to market on the date of grant and range from $0.17 to $0.51 per share.
        The options expire in 2004 and vest over three years.

        The following table sets forth activity for all options granted under the 1996 and 1999 Plans:

                                                                 AVERAGE
                                                 NUMBER OF    EXERCISE PRICE
                                                  SHARES        PER SHARE
                                                ----------       -------
              BALANCE, December 31, 1997         2,808,323       $  2.63

              Granted                            2,419,833           .32
              Forfeited                         (2,558,323)         2.57
              Exercised                                  -             -
                                                ----------       -------

              BALANCE, December 31, 1998         2,669,833       $   .59
                                                ==========       =======

              Granted                              962,400           .22
              Forfeited                            (89,683)          .25
              Canceled/Expired                    (271,000)          .26
              Exercised                             (6,000)          .26
                                                ----------       -------

              BALANCE, December 31, 1999         3,265,550       $   .52
                                                ==========       =======

        At  December  31,  1999  options  to  purchase   1,007,025  shares  were
        exercisable at prices ranging from $0.17 to $2.59 per share. The remaining 2,258,525 options outstanding become exercisable at prices ranging from $0.17 to $1.75 per share through June 2003.

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        If not previously exercised the outstanding plan options will expire as follows:

                                                   AVERAGE
                                   NUMBER OF    EXERCISE PRICE
     YEAR ENDING DECEMBER 31,       SHARES         PER SHARE
     ------------------------    ------------   --------------

              2001                  159,000        $  .26
              2002                  426,600          1.58
              2003                1,773,550           .43
              2004                  906,400           .24
                                  ---------        ------
                                  3,265,550        $  .52
                                  =========        ======


        The following is a summary of all of the activity for non-plan options:

                                                               WEIGHTED
                                               NUMBER OF       AVERAGE
                                                SHARES      EXERCISE PRICE
                                              ----------    --------------

         BALANCE, December 31, 1997            4,750,493       $   2.86

         Options granted to employees          1,050,000           1.75
         Options granted to directors          1,800,000            .24
         Expired/cancelled options            (4,366,665)          2.78
                                              ----------       --------

         BALANCE, December 31, 1998            3,233,828       $   1.24

         Options granted to employees            300,000            .12
         Expired/cancelled options              (771,326)          2.92
                                              ----------       --------

         BALANCE, December 31, 1999            2,762,502       $   1.24
                                              ==========       ========

        At  December  31,  1999  options  to  purchase   2,412,502  shares  were
        exercisable at prices ranging from $0.12 to $3.37 per share. The remaining 350,000 options outstanding become exercisable at a price of $1.75 per share through 2001.

        If not previously exercised or forfeited, all options will expire during the years ended December 31, 2000 through 2008.

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        As stated in Note 2, the Company has not adopted the fair value accounting prescribed by FASB123 for employees. Had compensation cost for stock options issued to employees been determined based on the fair value at grant date for awards in 1999 and 1998 consistent with the provisions of FASB123, the Company's net loss and net loss per share would have been adjusted to the proforma amounts indicated below:

                                                  1999                1998

            Net loss                          $  (7,713,626)     $ (21,539,607)
                                              =============      =============
            Basic and diluted net loss per
            common share                      $       (0.31)     $       (0.94)
                                              =============      =============

        The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions: risk-free interest rates ranging from 4.70% to 5.84%, expected life of three years; dividend yield of 0%; and expected volatility ranging from 136.7% to 150.9%. The weighted-average fair value of the options on the grant date for 1999 and 1998 was $0.20 and $1.41 per share, respectively.


11.     COMMITMENTS AND CONTINGENCIES:

        In July 1997, the board of directors approved the Company entering into an agreement to obtain a 66% interest in a joint venture with China International Radio Development. As part of this agreement, the Company will have to fund up to $200,000 of expenses. The purpose of the joint venture is to develop an exhibition center in China to display new high-tech products. In connection with obtaining the joint venture interest, during 1998, the Company issued 100,000 shares of common stock to a third party as a finder's fee upon closing of the agreement and recognized $26,000 in expense for services provided. During the year ended December 31, 1998, the Company entered into an agreement to obtain a release from all obligations under the joint venture agreement. As part of the agreement, in March 1999, the Company paid $53,000 for past consulting fees, canceled the 100,000 shares previously issued for services in 1998, and issued 200,000 new shares at a price of $0.15 per common share.

        Leases - The Company leases office space in California. The Company's leases include the cost of real property taxes and maintenance expenses. Insurance and utilities are the Company's responsibility. Future minimum lease payments for all non-cancelable operating leases are as follows:

                        YEAR ENDING DECEMBER 31,                 AMOUNT
                        ------------------------             ------------
                                  2000                            345,600
                                  2001                            345,600
                                  2002                            345,600
                                                             ------------
                                                             $  1,036,800
                                                             ============

        Rent expense was $410,306 and $427,826 for 1999 and 1998, respectively.

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Litigation - On November 10, 1997 the Company filed a suit against former officers and directors of the Company for breach of fiduciary duty and third parties who were involved in the initial merger between the Company and Jettson Realty Development as well as the private placements of the Jettson Realty Development stock. The suit claims fraud, breach of fiduciary duty and negligence surrounding the acquisition. Management intends to pursue this lawsuit vigorously and believes that no material adverse impact will arise as a result of the litigation. During 1997, the Company has entered into a settlement agreement with the Company's former president related to this suit whereby the Company's president agreed to return 500,000 shares of common stock. During 1998, the Company obtained defaults against certain of the defendants whereby the Company was awarded approximately $25 million in damages, allowed to cancel 1,010,329 shares of its common stock previously issued to the defendants, and retain $250,959 of contested proceeds from a private placement. The Company has given no accounting recognition to the $25 million in damages.

        During 1999, the Company entered into a settlement agreement and mutual release with a party named in the November 10, 1997 lawsuit for proceeds in favor of the Company equaling $80,000. In addition, the Company entered into another settlement agreement with a party named in the November 10, 1997 lawsuit for proceeds in favor of the Company totaling $70,000 to be paid in two payments of $20,000 on September 15, 1999 and October 15, 1999 and three annual payments of $10,000 due September 15, 2000 through 2002.

        In connection with the November 10, 1997 lawsuit, the Company has entered into a settlement agreement with the transfer agent named in the lawsuit in November 1999. In exchange for the mutual release of all claims, the transfer agent agreed to a judgement in favor of the Company for $750,000 to be paid in one payment of $350,000 on December 15, 1999 and eight annual payments of $50,000 due December 15, 2000 through 2007.

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

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.     INCOME TAXES:

        Income tax expense is comprised of the following:

                                                          MARCH 3, 1993
                                  FOR THE YEAR ENDED     (INCEPTION) TO
                                     DECEMBER 31,          DECEMBER 31,
                               -----------------------
                                 1999           1998          1999
                               --------       --------      --------
         Current:
         Federal               $      -       $      -      $      -
         State                    1,600          1,600         8,000
                               --------       --------      --------
                                  1,600          1,600         8,000
                               --------       --------      --------

         Deferred:
         Federal                      -              -             -
         State                        -              -             -
                               --------       --------      --------

         Income tax expense    $  1,600       $  1,600      $  8,000
                               ========       ========      ========

        Deferred income tax assets (liabilities) are comprised of the following at December 31, 1999:

              Current deferred income tax assets (liabilities):

               Provision for inventory obsolescence                $     16,004
               Provision for doubtful accounts                            7,966
               Accrued vacation                                          26,434
               Accrued wages                                             86,598
               Accrued interest for convertible debt                    436,626
               Stock based compensation                               1,776,050
               Other                                                        816
                                                                   ------------
                                                                      2,350,494
               Valuation allowance                                   (2,350,494)
                                                                   ------------
              Net current deferred tax asset                       $          -
                                                                   ============

              Long-term deferred tax assets (liabilities):
              Depreciation/amortization                            $  2,283,473
              Net operating loss carryforward                        10,155,910
              Research and development credit                         1,126,419
                                                                   ------------
                                                                     13,565,802
              Valuation allowance                                   (13,565,802)
                                                                   ------------
              Net long-term deferred tax asset                     $          -
                                                                   ============

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Total income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rates to pre-tax income as follows:

                                                                  MARCH 3, 1993
                                           FOR THE YEAR ENDED    (INCEPTION) TO
                                               DECEMBER 31,        DECEMBER 31,
                                         ---------------------   --------------
                                           1999          1998         1999
                                         -------        ------       ------
         Total expense (benefit)
         computed by applying the
         U.S. statutory rate              (34.0%)       (34.0%)      (34.0%)
         Nondeductible license costs          -             -          1.0
         Nondeductible goodwill               -           5.5          2.6
         Non deductible interest            1.0          13.9          7.9
         Other                               .1            .4           .2
         Change in  beginning  balance
         of valuation allowance            32.9          14.2         22.3
                                          -----         -----        -----
                                              -%            -%           -%
                                          =====         =====        =====

        As of December 31, 1999, the Company has available net operating loss carryforwards for income taxes of $23,634,607 for federal purposes and $23,983,524 for California purposes that begin to expire in the year 2011 and 2001, respectively. The Company has $760,132 and $366,287 of credit carryforwards for federal and California, respectively. The benefit of the net operating loss and credit carryovers to offset future taxable income may be subject to limitation as a result of changes in stock ownership as prescribed in Internal Revenue Code Section 382.

13.     PROFIT SHARING PLAN:

        During 1998, the Company established the InnovaCom, Inc. 401(K) Profit Sharing Plan (the Plan) covering substantially all of its employees. Management determines, at its discretion, the amount of any matching or other contributions to the Plan. The Company made no such contributions to the Plan during the year ended December 31, 1999 and 1998.

14.     SUBSEQUENT EVENTS:

        Subsequent to December 31, 1999, the Company entered into promissory note agreements in the amount of $625,000 that are due on demand and accrue interest at 13% per annum. As part of the issuance of the notes, the Company issued to the note holder five-year warrants to purchase
        487,500 shares of common stock. In addition, the Company issued five-year warrants to purchase 106,250 shares of common stock as a finder's fee.

        Subsequent to December 31, 1999, in connection with the December 1997 convertible debenture, the note holder converted $4,690,000 in principal and $723,063 of accrued interest into 8,687,958 shares of common stock.

        Subsequent to December 31, 1999, the Company issued 1,846,933 shares of common stock pursuant to the exercise of warrants and stock options.

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Subsequent to December 31, 1999, the Company granted non-plan options to purchase 300,000 shares of common stock at $0.26 per share to an officer. The options expire in 2005 and vest immediately.