Form 10QSB
period 2000-03-31
INNOVACOM INC
filed 2000-05-08
CIK 1030906

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2000

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding as of March 31, 2000 was 36,394,520

Transitional Small Business disclosure format
        Yes  [  ]           No  [X]

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (In thousands, except share amounts)
                                   (Unaudited)

                                                                       MARCH 31,
                                                                         2000
                                                                      ---------
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                $     296
  Accounts receivable,
    less: allowance for doubtful accounts of $10                             27

  Inventory                                                                 218
  Prepaid expenses and other                                                 61
                                                                      ---------
    Total current assets                                                    602

  PROPERTY AND EQUIPMENT, net                                               115
  DEPOSITS                                                                   37
                                                                      ---------
  TOTAL ASSETS                                                        $     754
                                                                      =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable - related parties                                     $     100
  Secured promissory notes                                                5,175
  Convertible debentures                                                  4,750
  Accounts payable                                                        1,106
  Accrued liabilities                                                     2,694
  Liabilities in excess of assets of discontinued operations                 63
                                                                      ---------
    Total current liabilities                                            13,888

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value, 150,000,000 shares
    authorized, 36,394,520 shares issued and outstanding                     36
  Warrants                                                                2,797
  Additional paid-in capital                                             29,257
  Deficit accumulated during development stage                          (45,224)
                                                                      ---------
    Total stockholders' equity (deficit)                                (13,134)
                                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $     754
                                                                      =========

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)




                                                                                    MARCH 3, 1993
                                                     FOR THE THREE MONTHS ENDED    (INCEPTION) TO
                                                              MARCH 31,               MARCH 31,
                                                     --------------------------      -----------
                                                        1999             2000            2000
                                                     ----------       ---------      -----------
REVENUES                                             $       36       $     297      $     1,060
                                                     ----------       ---------      -----------
COSTS AND EXPENSES:
  Costs of goods sold                                       167             237            1,120
  Research and development                                  369             471           12,793
  Selling, general and administrative                       607           1,025           19,965
  Impairment loss on property and equipment                   -               -              937
                                                     ----------       ---------      -----------
    Total costs and expenses                              1,143           1,733           34,815
                                                     ----------       ---------      -----------
OPERATING LOSS                                           (1,107)         (1,436)         (33,755)
                                                     ----------       ---------      -----------
OTHER INCOME (EXPENSE):
  Interest expense, net of interest income                 (659)           (937)          (9,737)
  Debt conversion expense                                     -               -             (261)
  Other income                                                -               -                2
                                                     ----------       ---------      -----------
    Total other income (expense)                           (659)           (937)          (9,996)
                                                     ----------       ---------      -----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
TAX EXPENSE, DISCONTINUED OPERATIONS, AND
EXTORDINARY ITEM                                         (1,766)         (2,373)         (43,751)

INCOME TAX EXPENSE                                            2               2               10
                                                     ----------       ---------      -----------
LOSS FROM CONTINUING OPERATIONS:                         (1,768)         (2,375)         (43,761)
                                                     ----------       ---------      -----------
  Loss on disposal of discontinued operations                 -               -           (1,160)
  Loss from operations of discontinued
    operation, net of income tax expense                      -               -           (1,130)
                                                     ----------       ---------      -----------
LOSS FROM DISCONTINUED OPERATIONS                             -               -           (2,290)

Extordinary Item: GAIN ON EXTINGUISHMENT OF
  LIABILITIES                                               123              18              827
                                                     ----------       ----------     -----------
NET LOSS                                             $   (1,645)      $  (2,357)     $   (45,224)
                                                     ==========       ==========     ===========
BASIC AND DILUTED NET LOSS PER SHARE:
  Continuing operations                              $     (.07)      $    (.08)
  Discontinued operations                                     -               -
  Extraordinary item                                          -               -
                                                     ----------       ---------
  Basic and diluted net loss per share               $     (.07)      $    (.08)
                                                     ==========       =========
 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING           25,036          30,738
                                                     ==========       =========

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                         MARCH 3, 1993
                                                          FOR THE THREE MONTHS ENDED    (INCEPTION) TO
                                                                   MARCH 31,               MARCH 31,
                                                          --------------------------      -----------
                                                             1999             2000            2000
                                                          ----------       ---------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                     $   (1,768)      $  (2,375)     $   (43,761)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization                                 38              29              902
    Provision for inventory obsolescence                           -              45               85
    Provision for doubtful accounts                                -               -               20
    Amortization of discount on long-term debt                     -               -            2,346
    Loss on sale of fixed assets                                   -               -               25
    Impairment loss on property and equipment                      -               -              940
    Interest related to beneficial conversion feature
      and warrants issued in connection with notes
      payable and convertible debentures                         285             436            3,834
    Compensation recognized upon issuance of
      stock and stock options                                     11             232            6,069
    Shares canceled from default judgement                         -               -             (250)
    Contribution of product license                                -               -            1,275
    Write down of purchased incomplete
      research and development                                     -               -              500
    Write-off acquisition costs                                    -               -               68
    Gain on extinguishment of liabilities                        123              18              827
    Debt conversion expense                                        -               -              261
    Write-off of related party receivable                          -               -              140
    Changes in operating assets and liabilities:
      Accounts receivable                                         (9)            128              (47)
      Inventory                                                 (136)            (53)            (304)
      Prepaid expenses                                           (11)            (12)             (61)
      Deposits                                                     -               -              (37)
      Accounts payable                                          (255)           (116)           1,513
      Accrued liabilities                                        387             416            4,018
                                                          ----------       ---------      -----------
        Net cash used in operating activities from
        Continuing operations                                 (1,335)         (1,252)         (21,637)
                                                          ----------       ---------      -----------
    Net loss from discontinued operations                          -               -           (2,290)
      Loss on disposal of assets                                   -               -               49
      Write-down of film rights and film costs inventory           -               -              250
      Write-down of goodwill                                       -               -              848
      Change in liabilities in excess of assets of
        discontinued operations                                    -               -               63
                                                          ----------       ---------      -----------
        Net cash (used in) operating activities
        from discontinued operations                               -               -           (1,080)
                                                          ----------       ---------      -----------


                                  (Continued)

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                         MARCH 3, 1993
                                                          FOR THE THREE MONTHS ENDED    (INCEPTION) TO
                                                                   MARCH 31,               MARCH 31,
                                                          --------------------------      -----------
                                                             1999             2000            2000
                                                          ----------       ---------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash received in acquisition of Sierra Vista
    Entertainment                                                  -               -            2,917
  Cost incurred for organization of joint venture                  -               -              (68)
  Advance to related party                                         -               -             (140)
  Purchases of property and equipment                             (5)              -           (2,200)
  Proceeds from sale of assets                                     -               -                4
                                                          ----------       ---------      -----------
    Net cash provided by (used in)
      investing activities                                        (5)              -              513
                                                          ----------       ---------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                    600               -            4,865
  Proceeds from secured promissory notes                           -             975            5,175
  Net proceeds from sale of convertible debentures
    With detachable warrants                                     750               -            9,358
  Principal payments on notes payable-related party              (15)              -             (309)
  Proceeds from sale of common stock                               -               -            2,898
  Proceeds from issuance of stock options                          -             270              272
  Proceeds from settlements                                       40               -              241
                                                          ----------       ---------      -----------
    Net cash provided by financing
      Activities                                               1,375           1,245           22,500
                                                          ----------       ---------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                     35              (7)             296
CASH AND CASH EQUIVALENTS, beginning of
  Period                                                          34             303                -
                                                          ----------       ---------      -----------
CASH AND CASH EQUIVALENTS, end of period                  $       69       $     296      $       296
                                                          ==========       =========      ===========

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2000
                                   (Unaudited)


1.  BASIS OF PRESENTATION:

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1999.

    In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments considered necessary to present fairly the Company's financial position at March 31, 2000, results of operations for the three months ended March 31, 1999 and 2000, and the period from March 3, 1993 (inception) to March 31, 2000, and the cash flows for the three months ended March 31, 1999 and 2000, and the period from March 3, 1993 (inception) to March 31, 2000. The results for the period ended March 31, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

2.  SECURED PROMISSORY NOTES:

    During the period ended March 31, 2000, the Company entered into promissory note agreements totaling $975,000 that are due on demand and accrue interest at 13% per annum. The notes are secured by substantially all of the Company's assets. As part of the issuance of the notes, the Company issued to the note holder five-year warrants to purchase 487,500 shares of common stock at prices ranging from $0.30 to $1.00. In addition, the Company issued five-year warrants to purchase 195,000 shares of common stock at prices ranging from $0.53 to $1.63 per share as a finder's fee.

3.  CONVERTIBLE DEBENTURES:

    In the period ended March 31, 2000, the holders of the December 1997 debentures converted $4,690,000 in principal and $723,063 in accrued interest into 8,349,248 shares of common stock.

4.  STOCKHOLDERS' EQUITY:

    During the period ended March 31, 2000, outstanding options to purchase 437,627 shares of common stock were exercised in non-cash transactions. In addition, outstanding warrants to purchase 785,028 shares of common stock were also exercised in non-cash transactions.

    Also, during the period ended March 31, 2000, options to purchase 1,038,017 shares of common stock were exercised with prices ranging from $0.23 to $0.26 per share with proceeds received equal to $270,000.

5.  SUBSEQUENT EVENTS:

    On April 26, 2000, the Company borrowed $400,000 from an investor in the form of a note. The note bears interest at 13% and is due on demand. In conjunction with this note, the Company issued five year warrants to purchase up to 200,000 shares of common stock at $.50 per share to the note holder, and five year warrants to purchase up to 80,000 shares of common stock at $.97 per share to two brokers.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Factors that could cause actual results to differ materially include, in addition to other factors identified in this report, lack of revenues, substantial losses, need for additional capital and limited operating history, and other risk factors detailed in the Company's Securities and Exchange Commission ("SEC") filings including the factors set forth in the "Certain Consideration" section in the Company's Form 10-KSB for the year ended December 31, 1999. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

Revenues

Revenues for the three months ended March 31, 2000 were approximately $297,000 as compared to approximately $36,000 for the same period in 1999, representing a 725% increase. The revenue in 2000 was from the sale of approximately 26 Transpeg family products and in 1999 was from the sale of 2 TransPeg systems.

Cost of goods sold

Cost of goods sold was approximately $237,000 in the first three months of 2000 as compared to approximately $167,000 in the same period of 1999. Cost of sales for the three month period ended March 31, 2000, includes an unfavorable inventory cost adjustment of approximately $44,000 which is not expected to be an ongoing adjustment. The cost of sales as a proportion of sales as experienced in the periods shown in 2000 and 1999 do not necessarily predict the cost of sales that the Company might experience at such time, if any, that production level products begin to ship in normal production volumes.

Research and development

Research and development expense was approximately $471,000 in the first quarter of 2000 as compared to approximately $369,000 in the same period of 1999. The increase in R&D expenditure represents the Company's ongoing program to develop its products to meet market opportunities. In addition, consistent with year end 1999, certain costs associated with start-up manufacturing and product development are being treated as research and development expense.

Selling, general and administrative

Selling, general and administrative expenses were approximately $1,025,000 in the first quarter of 2000 as compared to approximately $607,000 for the same period of 1999. Selling and marketing expenses increased by approximately $108,000 or 38% reflecting the Company's ongoing plan to build a world-class sales and marketing organization. General and administrative expenses increased by approximately $310,000 of which approximately $300,000 was due to compensation expense recognized upon issuance of stock options and warrants.

Interest expense, net of interest income

Interest expense net of interest income increased to approximately $937,000 in the first quarter of 2000 from approximately $659,000 for the same period in 1999. The increase in the current period is due to recording the cost of warrants issued in connection with demand notes issued for borrowing purposes.

Liquidity and Capital Resources

Through March 31, 2000, the Company funded its operations primarily through the sale of stock and placement of debt. On March 31, 2000, the Company had a cash balance of approximately $296,000 and a working capital deficit of approximately $13,286,000. This compares with cash of approximately $303,000 and a working capital deficit of approximately $17,309,000 at December 31, 1999. The decrease in working capital deficit is largely a result of the conversion of $4,690,000 of convertible debentures to equity less an increase in secured promissory notes and other liabilities of approximately $550,000.

During the quarter ended March 31, 2000, the Company borrowed an additional total of $975,000 from the investor who has previously funded the Company. This borrowing is evidenced in the form of three notes. The notes bear interest at 13% and are due on demand. In conjunction with this funding, the Company issued the holder of the notes five year warrants to purchase up to 487,500 shares of Common Stock at prices ranging from $1.00 to $0.30 per share.

In conjunction with the borrowing of $975,000 in demand notes, in the quarter ending March 31, 2000, the Company issued warrants to purchase up to 195,000 shares of the Company's common stock at prices ranging from $0.53 to $1.63 per share to two brokers.

There can be no assurance that the Company will be successful in its efforts to internally generate the cash that will be required to fund the Company's operations and to pay off the liabilities incurred in prior periods. In addition if the Company's products are successful, the Company will require additional capital to fund growth. In these events, the Company will require additional funding to finance its operations. Since December 1997, the Company has financed its operations through the issuance of convertible Debentures and demand notes, but no assurance can be given that the Company will be able to secure additional financing or, if it can, that it will be available on terms favorable to the Company.

Impact of the Year 2000 Issue

The Company has experienced no disruptions in its operations that management can attribute to Year 2000 software issues. In addition, the Company has seen no Year 2000 related problems itself or received any reports of such problems from its customers related to the Company's products.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

        Swiss American Securities, Inc., et. al. On February 25, 2000, InnovaCom filed suit against Swiss American Securities, Inc., and five other stock brokerages in the San Jose Division of the United States District Court (Case Number C-0020214). The complaint alleges that the defendants in this action guaranteed improper endorsements of stock certificates issued as part of the reverse merger of Jettson Realty Development Corporation and InnovaCom, a Florida corporation, in 1996. The Company's claims in this action were assigned to InnovaCom by Atlas as part of the settlement with Atlas in the Haynes litigation discussed in the Company's Form 10-KSB for the year ended December 31, 1999. The litigation is in its initial stages and discovery has not yet begun.

Item 2.  Changes in Securities and Use of Proceeds. - Not Applicable

Item 3.  Defaults Upon Senior Securities. - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders. - Not Applicable

Item 5.  Other Information. - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K- Not Applicable

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INNOVACOM, INC.
                                        (Registrant)



Date:  May 5, 2000                      FRANK J. ALIOTO
                                        --------------------------------------
                                        Frank J. Alioto, President and
                                        Chief Executive Officer


Date:  May 5, 2000                      JAMES D. CASEY
                                        --------------------------------------
                                        James D. Casey, Chief Financial Officer