Form 10QSB
period 2000-06-30
INNOVACOM INC
filed 2000-08-10
CIK 1030906

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2000

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of shares of common stock outstanding as of June 30, 2000 was 36,534,593

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

                                                                        JUNE 30,
                                                                         2000
                                                                       --------
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                 $    108
  Accounts receivable,
    less: allowance for doubtful accounts of $10,000                         94
  Other receivables                                                           5
  Inventory, net                                                            376
  Prepaid expenses                                                          158
  Deferred offering costs                                                    83
                                                                       --------
      Total current assets                                                  824

PROPERTY AND EQUIPMENT, net                                                 104
Deposits                                                                     37
                                                                       --------
Total Assets                                                           $    965
                                                                       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Notes payable - related parties                                      $    100
  Secured promissory notes                                                6,475
  Convertible debentures                                                  4,750
  Accounts payable                                                        1,068
  Accrued liabilities                                                     3,257
  Liabilities in excess of assets of
    discontinued operations                                                  63
                                                                       --------
      Total current liabilities                                          15,713

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value, 150,000,000 shares
    Authorized, 36,534,593 shares issued and
    outstanding                                                              36
  Warrants                                                                3,156
  Additional paid-in capital                                             29,265
  Deficit accumulated during development stage                          (47,205)
                                                                       --------
      Total stockholders' deficit                                       (14,748)

Total liabilities and stockholders' equity (deficit)                   $    965
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



                                                                                                      MARCH 3, 1993
                                          FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED     (INCEPTION)
                                                   JUNE 30,                       JUNE 30,             TO JUNE 30,
                                          --------------------------     -------------------------     ----------
                                             1999            2000           1999           2000           2000
                                          ----------      ----------     ----------     ----------     ----------

Revenues                                  $       61      $       89     $       97     $      386     $    1,150
                                          ----------      ----------     ----------     ----------     ----------
COSTS AND EXPENSES:
  Costs of goods sold                             50              59             79            296          1,179
  Research and development                       367             507            736            978         13,300
  Selling, general and
    administrative                               884             726          1,629          1,751         20,692
  Impairment loss on property
    and equipment                                  -               -              -              -            937
                                          ----------      ----------     ----------     ----------     ----------
      Total costs and expenses                 1,301           1,292          2,444          3,025         36,108
                                          ----------      ----------     ----------     ----------     ----------
Operating Loss                                (1,240)         (1,203)        (2,347)        (2,639)       (34,958)
                                          ----------      ----------     ----------     ----------     ----------
OTHER INCOME (EXPENSE):
  Interest expense, net of
    interest income                           (1,217)           (795)        (1,876)        (1,732)       (10,531)
  Debt conversion expense                          -               -              -              -           (261)
  Other income                                     -               -              -              -              2
                                          ----------      ----------     ----------     ----------     ----------
      Total other income (expense)            (1,217)           (795)        (1,876)        (1,732)       (10,790)
                                          ----------      ----------     ----------     ----------     ----------
Loss From Continuing Operations
  Before Income Tax Expense,
  Discontinued Operations and
  Extraordinary item                          (2,457)         (1,998)        (4,223)        (4,371)       (45,748)
Income Tax Expense                                 -               -              2              2             10
                                          ----------      ----------     ----------     ----------     ----------
Loss From Continuing Operations               (2,457)         (1,998)        (4,225)        (4,373)       (45,758)
                                          ----------      ----------     ----------     ----------     ----------
Gain/(loss) on disposal of
  discontinued operations                          -               -              -              -         (1,159)
Loss from operations of
  discontinued operation, net of
  income tax expense                               -               -              -              -         (1,131)
                                          ----------      ----------     ----------     ----------     ----------
GAIN/(LOSS) FROM DISCONTINUED
OPERATIONS                                         -               -              -              -         (2,290)
                                          ----------      ----------     ----------     ----------     ----------
EXTRAORDINARY ITEM:
  GAIN ON EXTINGUISHMENT OF
    LIABILITIES                                   57              17            180             35            843
                                          ----------      ----------     ----------     ----------     ----------
Net Loss                                  $   (2,400)     $   (1,981)    $   (4,045)    $   (4,338)    $  (47,205)
                                          ==========      ==========     ==========     ==========     ==========
Basic and Diluted Net Loss Per Share:
  Continuing operations                   $     (.10)     $     (.05)    $     (.17)    $     (.13)
  Discontinued operations                          -               -              -              -
  Extraordinary item                               -               -            .01              -
                                          ----------      ----------     ----------     ----------
  Basic and diluted net loss per share    $     (.10)     $     (.05)    $     (.16)    $     (.13)
                                          ==========      ==========     ==========     ==========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                 24,970          36,440         25,003         33,669
                                          ==========      ==========     ==========     ==========


See accompanying notes to these condensed consolidated financial statements.

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)





                                                                FOR THE SIX MONTHS ENDED      MARCH 3, 1993
                                                                        JUNE 30,             (INCEPTION) TO
                                                               -------------------------        JUNE 30,
                                                                  1999            2000            2000
                                                               ----------      ----------      ----------
Cash Flows From Operating Activities:
  Net loss from continuing operations                          $   (4,225)     $   (4,373)     $  (45,758)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
    Depreciation and amortization                                      76              59             932
    Provision for inventory obsolescence                                -              44              85
    Provision for doubtful accounts                                     -               -              20
    Amortization of discount on long-term debt                          -               -           2,346
    Loss on sale of fixed assets                                        -               -              25
    Impairment loss on property and equipment                           -               -             940
    Interest related to beneficial conversion feature
      and warrants issued in connection with notes
      payable and convertible debentures                            1,058             743           4,140
    Compensation recognized upon issuance of
      stock and stock options                                          18             232           6,069
    Shares canceled from default judgement                              -               -            (250)
    Contribution of product license                                     -               -           1,275
    Write down of purchased incomplete
      research and development                                          -               -             500
    Write-off acquisition costs                                         -               -              68
    Gain on extinguishment of liabilities                             180              35             843
    Debt conversion expense                                             -               -             261
    Write-off of related party receivable                               -               -             140
    CHANGES IN OPERATING ASSETS AND LIABILITIES:
      Accounts receivable                                             (22)             55            (104)
      Other receivables                                               (15)              1             (15)
      Inventory                                                      (229)           (210)           (461)
      Prepaid expenses                                                (34)           (110)           (159)
      Deferred offering costs                                           -             (22)            (22)
      Deposits                                                          -               -             (37)
      Accounts payable                                               (407)           (154)          1,474
      Accrued liabilities                                             798             978           4,581
                                                               ----------      ----------      ----------
        Net cash used in operating activities
        from continuing operations                                 (2,802)         (2,722)        (23,107)
                                                               ----------      ----------      ----------
   Net loss from discontinued operations                                -               -          (2,290)
      Loss on disposal of assets                                        -               -              49
      Write-down of film rights and film costs inventory                -               -             250
      Write-down of goodwill                                            -               -             848
      Change in liabilities in excess of assets of
        discontinued operations                                         -               -              63
                                                               ----------      ----------      ----------
          Net cash used in operating activities
             from discontinued operations                               -               -          (1,080)
                                                               ----------      ----------      ----------


                                   (continued)

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                   (continued)


                                                                FOR THE SIX MONTHS ENDED      MARCH 3, 1993
                                                                        JUNE 30,             (INCEPTION) TO
                                                               --------------------------       JUNE 30,
                                                                  1999            2000            2000
                                                               ----------      ----------      ----------
Cash Flows From Investing Activities:
    Cash received in acquisition of Sierra Vista
      Entertainment                                            $        -      $        -      $    2,917
    Cost incurred for organization of joint venture                     -               -             (68)
    Advance to related party                                            -               -            (140)
PURCHASES OF PROPERTY AND EQUIPMENT                                    (5)            (19)         (2,219)
    Proceeds from sale of assets                                        -               -               4
                                                               ----------      ----------      ----------
       Net cash provided by (used in) investing
         activities                                                    (5)            (19)            494
                                                               ----------      ----------      ----------
Cash Flows From Financing Activities:
    Proceeds from notes payable                                     2,065               -           4,865
    Proceeds from secured promissory notes                              -           2,275           6,475
    Net proceeds from sale of convertible debentures with
      detachable warrants                                             750               -           9,358
    Principal payments on notes payable-related party                 (66)              -            (309)
    Proceeds from sale of common stock                                  -               -           2,898
    Proceeds from exercise of stock options                             -             271             273
    Proceeds from settlements                                          78               -             241
                                                               ----------      ----------      ----------
       Net cash provided by financing activities                    2,827           2,546          23,801
                                                               ----------      ----------      ----------
Net Increase (Decrease) in Cash and Cash
    EQUIVALENTS                                                        20            (195)            108
CASH AND CASH EQUIVALENTS, beginning of
    period                                                             34             303               -
                                                               ----------      ----------      ----------
Cash and Cash Equivalents, END OF PERIOD                       $       54      $      108      $      108
                                                               ==========      ==========      ==========



See accompanying notes to these condensed consolidated financial statements.

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)


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

    In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments considered necessary to present fairly the Company's financial position at June 30, 2000, results of operations for the three and six months ended June 30, 1999 and 2000, and the period from March 3, 1993 (inception) to June 30, 2000, and the cash flows for the six months ended June 30, 1999 and 2000, and the period from March 3, 1993 (inception) to June 30, 2000. The results for the period ended June 30, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.


2.  SECURED PROMISSORY NOTES:

    During the three months ended March 31, 2000, the Company entered into promissory note agreements totaling $975,000 that are due on demand and accrue interest at 13% per annum. The notes are secured by substantially all of the Company's assets. As part of the issuance of the notes, the Company issued to the note holder five-year warrants to purchase 487,500 shares of common stock at prices ranging from $0.30 to $1.00.

    During the three months ended June 30, 2000, the Company entered into promissory note agreements totaling $1,300,000 that are due on demand and accrue interest at 13% per annum. The notes are secured by substantially all of the Company's assets. As part of the issuance of the notes, the Company issued to the note holder five-year warrants to purchase 650,000 shares of common stock at prices ranging from $0.37 to $0.50.


3.  CONVERTIBLE DEBENTURES:

    During the three months ended March 31, 2000, the holders of the December 31, 1997 debentures converted $4,690,000 in principal and $723,063 in accrued interest into 8,349,249 shares of common stock.

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)


4.  EQUITY FINANCING FACILITY:

    On June 19, 2000, as amended on July 26, 2000, the Company entered into a common stock purchase agreement and related agreements with Jashell Investments Limited (Jashell), a private equity fund. Subject to the fulfillment of certain conditions, the agreements provide the Company with an equity financing facility through which the Company may sell up to a total of $10,000,000 worth of shares of common stock, at their option, to Jashell periodically over a 24 month period. The Company's ability to request a draw down under the facility is subject to the continued effectiveness of a resale registration statement filed with the Securities and Exchange Commission to cover the shares to be issued. The amount of common stock to be sold at each draw down will not be less than $250,000 nor more than $1,000,000. The Company has agreed to sell the shares to Jashell at a price equal to the then current market price of the common stock during the draw down period, less a discount of 21% or 24%, specifically determined based upon a formula. The number of shares the Company may sell to Jashell varies depending on certain factors, including the market price of the common stock and the then current ownership interest of Jashell. In connection with each draw down, the Company granted Jashell a warrant to purchase up to 50% of the number of shares acquired in a draw down at an exercise price equal to the purchase price of the common stock acquired pursuant to the draw down. The warrant will expire 22 business days after its issuance.

    As part of the issuance of the Common Stock purchase agreement, the Company issued to the investor warrants to purchase 100,000 shares of common stock at an exercise price of $0.70 per share. In addition, 10,000 shares of common stock were issued on June 19, 2000 as a finders fee.


5.  STOCKHOLDERS' EQUITY:

    During the three months ended March 31, 2000, outstanding options to purchase 437,627 shares of common stock were exercised in non-cash transactions. In addition, outstanding warrants to purchase 785,028 shares of common stock were also exercised in non-cash transactions.

    Also, during the three months ended March 31, 2000, options to purchase 1,038,017 shares of common stock were exercised with prices ranging from $0.23 to $0.26 per share with proceeds received equal to $270,000.

    During the three months ended June 30, 2000, the Company issued 122,573 shares of common stock at the par value of $0.001 in a cashless exercise of warrants originally issued in connection with the secured promissory notes.

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)


6.  SUBSEQUENT EVENTS:

    On July 11, 2000, the Company borrowed $425,000 from an investor in the form of a note. The note bears interest at 13% and is due on demand. In conjunction with this note, the Company issued five year warrants to purchase up to 212,500 shares of Common Stock at $.30 per share

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Factors that could cause actual results to differ materially include, in addition to other factors identified  in this  report,  lack of  revenues,  substantial  losses,  need for additional capital and limited operating history, and other risk factors detailed in the Company's Securities and Exchange Commission ("SEC") filings including the risk factors set forth in the Company's Registration Statement on Form SB-2, SEC File No. 333-42766 filed August 1, 2000 and "Certain Considerations" section in the Company's Form 10-KSB for the year ended December 31, 1999. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

Revenues

Revenues were approximately $89,000 and $386,000 for the three and six month periods ended June 30, 2000, as compared to approximately $61,000 and $97,000 for the same periods in 1999. Revenues in 2000 and 1999 were from the sale of the Company's standard transmission products.

Cost of goods sold

Cost of goods sold was approximately $59,000 and $296,000 for the three and six month periods ended June 30, 2000 as compared to approximately $50,000 and $79,000 for the same periods in 1999. The product margins for all periods presented in these statements are not necessarily indicative of those that the Company might experience at such time, if any, that standard products begin to be shipped in full-production quantities for installation by end-users.

Research and development

Research and development expense increased to approximately $507,000 and $978,000 in the three and six month periods ended June 30, 2000 from approximately $367,000 and $736,000 in the same periods in 1999. The increase in R&D expenditure represents the Company's ongoing program to develop its products to meet market opportunities.

Selling, general and administrative

Selling, general and administrative expense declined to approximately $726,000 in the three months ended June 30, 2000, from approximately $884,000 in the same period in 1999, a reduction of about 18%. The decrease in the current quarter came almost entirely from a reduction in general and administrative expense due to a reclass of production period costs in 1999 from cost of sales to G&A that was not required in 2000. For the six months ended June 30, 2000 , selling, general and administrative expense increased about 7%, to approximately $1,751,000 from approximately $1,629,000 in the same period in 1999. The increase is due to the hiring of additional sales staff and compensation expense recognized upon the issuance of stock options and warrants in the first quarter of 2000 offset by the reclass of production period costs discussed above.

Interest expense, net of interest income

Interest expense decreased to approximately $795,000 in the three months ended June 30, 2000, from approximately $1,217,000 in the same period in 1999, a reduction of about 35%. This reduction was the net result of a lower balance in outstanding convertible debentures and the expiration of the agreement to pay a finder's fee for any funding from the holders of the convertible debentures and the secured promissory notes. For the six months ended June 30, 2000, interest expense decreased about 8%, to approximately $1,732,000 from approximately $1,876,000 in the same period in 1999. This reduction was the net result of a lower balance in outstanding convertible debentures and the expiration of the agreement to pay a finder's fee for any funding from the holders of the convertible debentures and the secured promissory notes.

Loss from continuing operations

As a result of the financial results explained above, loss from continuing operations decreased to approximately $1,998,000 in the three months ended June 30, 2000, from approximately $2,457,000 in the same period in 1999, a reduction of about 19%. For the six months ended June 30, 2000, the loss from continuing operations increased $148,000 or about 4%, to approximately $4,373,000 from approximately $4,225,000 in the same period in 1999. This is a direct reflection of the increased expenditures in manufacturing and R&D to roll out product offset by the decrease in finance costs associated with the borrowings.

Liquidity and Capital Resources

Since inception, the Company has funded its operations primarily through the sale of stock and placement of debt. On June 30, 2000, the Company had a cash balance of approximately $108,000 and a working capital deficit of approximately $14,889,000. This compares with cash of approximately $303,000 and a working capital deficit of approximately $17,309,000 at December 31, 1999. The decrease in working capital deficit is largely a result of the conversion of $4,690,000 of convertible debentures to equity less an increase in secured promissory notes and other liabilities of approximately $2,300,000.

During the quarter ended June 30, 2000, the Company borrowed an additional total of $1,300,000 from the investor who has previously funded the Company. This borrowing is evidenced in the form of three notes. The notes bear interest at 13% and are due on demand. In conjunction with this funding, the Company issued the holder of the notes five year warrants to purchase up to 650,000 shares of Common Stock at prices ranging from $0.37 to $0.50 per share.

On July 11, 2000, the Company borrowed $425,000 from an investor in the form of a note. The note bears interest at 13% and is due on demand. In conjunction with this note, the Company issued five year warrants to purchase up to 212,500 shares of Common Stock at $.30 per share

Equity Financing Facility- On June 19, 2000, as amended on July 26, 2000, the company entered into a common stock purchase agreement and related agreements with a private equity fund organized under the laws of the British Virgin Islands. Subject to the fulfillment of certain conditions, the agreements provide the Company us with an equity financing facility through which it may sell up to a total of $10,000,000 worth of shares of its common stock, at its option, to the private equity fund periodically over a 24-month period. The Company's ability to request a draw down under the facility is subject to the continued effectiveness of a resale registration statement filed with the Securities and Exchange Commission to cover the shares to be issued. The amount of common stock to be sold at each draw down will not be less than $250,000 nor more than $1 million. The Company has agreed to sell its shares to the private equity fund at a price equal to the then current market price of our common stock during the draw down period, less a discount of 21% or 24% specifically determined based upon a formula. The number of shares that the Company may sell to the private equity fund varies depending on certain factors, including the market price of the common stock and the then current ownership interest of private equity fund. In connection with each draw down, the Company will grant the private equity fund a warrant to purchase up to 50% of the number of shares acquired in a draw down at an exercise price equal to the purchase price of the common stock acquired pursuant to the draw down. The warrant will expire 22 business days after its issuance. The Company also issued a three year warrant to the private equity fund to purchase up to 100,000 shares of our common stock at an exercise price of $0.7027 per share. The resale of the shares acquired pursuant to the equity financing facility are included in the Form SB-2 Registration Statement filed with the U.S. Securities and Exchange commission on August 1, 2000.

Management projects that the Company will not be able to internally generate the cash that will be required to fund its operations and to pay off the liabilities incurred in prior periods for at least the balance of 2000. Accordingly, the Company will require additional funding to finance its operations. Since December 1997, the Company has financed its operations through the issuance of convertible debentures and demand notes to two investment funds that are affiliated with each other, but no assurance can be given that these investors will continue to provide funds to the Company. In this event, the Company will need to secure additional financing from alternative sources. The Company is already actively pursuing alternative funding sources. There can be no assurance that additional funding will be available on terms favorable to the Company.

Impact of the Year 2000 Issue

The Company has experienced no disruptions in its operations that management can attribute to Year 2000 software issues. In addition, the Company has seen no Year 2000 related problems itself or received any reports of such problems from its customers related to the Company's products.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings. - Not Applicable

Item 2.  Changes in Securities and Use of Proceeds. - Not Applicable

Item 3.  Defaults Upon Senior Securities. - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders. - Not Applicable

Item 5.  Other Information.  - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K - Not Applicable

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                INNOVACOM, INC.
                                                 (Registrant)


                                        FRANK J. ALIOTO
Date:  August 10, 2000                  ______________________________________
                                        Frank J. Alioto, President and
                                        Chief Executive Officer


                                        JAMES D. CASEY
Date:  August 10, 2000                  ______________________________________
                                        James D. Casey, Chief Financial Officer