Form 10QSB
period 2000-09-30
INNOVACOM INC
filed 2000-11-13
CIK 1030906

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2000

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934 for the transition period from _______ to _______

                            Commission file number   0-23505


                                 INNOVACOM, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Nevada                                   88-0308568
  --------------------------------           ---------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)


                         3400 Garrett Drive
                          Santa Clara, CA                 94054
               ---------------------------------------- ----------
               (Address of principal executive offices) (Zip Code)


                                 (408) 727-2447
                           ---------------------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of shares of common stock outstanding as of September 30, 2000 was 37,986,198 Transitional Small Business disclosure format Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In Thousands)


                                                                                   SEPTEMBER 30,
                                               ASSETS                                   2000
                                               ------                           ------------------
                                                                                    (Unaudited)
CURRENT ASSETS:

    Cash                                                                         $           457
    Accounts receivable,
        less: allowance for doubtful accounts of $10,000                                     366
    Other receivables                                                                          9
    Inventory, net                                                                           355
    Prepaid expenses and other                                                                89
    Deferred offering costs                                                                  177
                                                                                ------------------
            Total current assets                                                           1,453

PROPERTY AND EQUIPMENT, net                                                                   91
Deposits                                                                                      37
                                                                                ------------------
Total Assets                                                                     $         1,581
                                                                                ==================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Notes payable - related parties                                             $            95
    Secured promissory notes                                                              7,100
    Convertible debentures                                                                4,750
    Advance from shareholder                                                                100
    Accounts payable                                                                      1,475
    Accrued liabilities                                                                   3,524
    Liabilities in excess of assets of discontinued operations                               63
                                                                                ------------------
            Total current liabilities                                                    17,107

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock, $.001 par value, 150,000,000 shares
      Authorized, 37,986,198 shares issued and outstanding                                   38
    Warrants                                                                              3,307
    Additional paid-in capital                                                           29,728
    Deficit accumulated during development stage                                        (48,599)
                                                                                ------------------
            Total stockholders' deficit                                                 (15,526)
                                                                                ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            $         1,581
                                                                                ==================

See accompanying notes to these condensed consolidated financial statements


                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands except per share amounts)
                                   (Unaudited)



                                                        FOR THE THREE MONTHS          FOR THE NINE MONTHS         MARCH 3, 1993
                                                               ENDED                         ENDED               (INCEPTION) TO
                                                            SEPTEMBER 30,                  SEPTEMBER 30,          SEPTEMBER 30,
                                                        -----------------------      -------------------------   --------------

                                                           1999           2000           1999           2000            2000
                                                        ---------      ---------      ---------      ---------   --------------

Revenues                                                $     75       $    465       $    172       $    851     $    1,615
                                                        ---------      ---------      ---------      ---------    --------------
COSTS AND EXPENSES:
    Costs of goods sold                                       57            204            136            500          1,383
    Research and development                                 359            560          1,095          1,538         13,860
    Selling, general and administrative                      780            857          2,409          2,608         21,548
    Impairment loss on property and
equipment                                                     --             --             --             --            937
                                                        ---------      ---------      ---------      ---------    --------------
            Total costs and expenses                       1,196          1,621          3,640          4,646         37,728
                                                        ---------      ---------      ---------      ---------    --------------

Operating Loss                                            (1,121)        (1,156)        (3,468)        (3,795)       (36,113)
                                                        ---------      ---------      ---------      ---------    --------------

OTHER INCOME (EXPENSE):
    Interest expense, net of interest income                (655)          (616)        (2,531)        (2,348)       (11,148)
    Debt conversion expense                                   --             --             --             --           (261)
    Gain on settlement, net                                   --            378             --            378            378
    Other income                                              --             --             --             --              2
                                                        ---------      ---------      ---------      ---------    --------------
            Total other income (expense)                    (655)          (238)        (2,531)        (1,970)       (11,029)
                                                        ---------      ---------      ---------      ---------    --------------

Loss From Continuing Operations Before
Income Tax Expense, Discontinued Operations
and Extraordinary item                                    (1,776)        (1,394)        (5,999)        (5,765)       (47,142)

Income Tax Expense                                            --             --              2              2             10
                                                        ---------      ---------      ---------      ---------    --------------
Loss From Continuing Operations                           (1,776)        (1,394)        (6,001)        (5,767)       (47,152)
                                                        ---------      ---------      ---------      ---------    --------------



                                    Continued

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)
                                   (Continued)



                                                                                                                       MARCH 3, 1993
                                                FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED       (INCEPTION) TO
                                                       SEPTEMBER 30,                       SEPTEMBER 30,               SEPTEMBER 30,
                                              --------------------------------   ----------------------------------  ---------------

                                                   1999             2000              1999              2000                2000
                                              ----------------  --------------   ---------------   ----------------  ---------------

    Loss on disposal of discontinued                    --                --               --                --              (1,159)
       operations
    Loss from operations of discontinued
       operation, net of income tax expense             --                --               --                --              (1,131)
                                              ----------------  --------------   ---------------   ----------------  ---------------
LOSS FROM DISCONTINUED OPERATIONS                       --                --               --                --              (2,290)

EXTRAORDINARY ITEM:
    GAIN ON EXTINGUISHMENT OF LIABILITIES
                                                        27                 -              207                35                 843
                                              ----------------  --------------   ---------------   ----------------  ---------------
Net Loss                                      $     (1,749)     $     (1,394)    $     (5,794)     $     (5,732)     $      (48,599)
                                              ================  ==============   ===============   ================  ===============

Basic and Diluted Net Loss Per Share:
    Continuing operations                     $       (.07)     $       (.04)    $       (.24)     $       (.16)
    Discontinued operations                             --                --               --                --
    Extraordinary item                                  --                --              .01                --
                                              ----------------  --------------   ---------------   ----------------
    Basic and diluted net loss per share      $       (.07)     $       (.04)    $       (.23)     $       (.16)
                                              ================  ==============   ===============   ================

 WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                        25,181            36,571           25,063            34,757
                                              ================  ==============   ===============   ================


                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                                               MARCH 3, 1993
                                                                               FOR THE NINE MONTHS ENDED      (INCEPTION) TO
                                                                                      SEPTEMBER 30,            SEPTEMBER 30,
                                                                             ---------------------------     ---------------

                                                                                1999              2000              2000
                                                                             ----------       ----------      --------------
Cash Flows From Operating Activities:
    Net loss from continuing operations                                      $ (6,001)         $ (5,767)         $(47,152)
    Adjustments to reconcile net loss to net cash
         used in operating activities:
       Depreciation and amortization                                              111                89               962
       Provision for inventory obsolescence                                        --                45                85
       Provision for doubtful accounts                                              4                --                20
       Amortization of discount on long-term debt                                  --                --             2,346
       Loss on sale of fixed assets                                                --                --                25
       Impairment loss on property and equipment                                   --                --               937
       Interest related to beneficial conversion feature
         and warrants issued in connection with notes
         payable and convertible debentures                                     1,234               893             4,290
       Compensation recognized upon issuance of
         stock and stock options                                                   31               292             6,129
       Shares canceled from default judgement                                      --                --              (250)
       Contribution of product license                                             --                --             1,275
       Write down of purchased incomplete
         research and development                                                  --                --               500
       Write-off acquisition costs                                                 --                --                68
       Gain on extinguishment of liabilities                                      207                35               843
       Debt conversion expense                                                     --                --               261
       Write-off of related party receivable                                       --                --               140
       Loss on disposal of assets                                                  28                --                --
       Changes in operating assets and liabilities:
         Accounts receivable                                                      (13)             (217)             (376)
         Other receivables                                                        (12)               (2)              (19)
         Inventory                                                               (357)             (189)             (440)
         Prepaid expenses                                                         (13)               20               (29)
         Deposits                                                                  --                --               (37)
         Accounts payable                                                        (537)              266             1,899
         Accrued liabilities                                                    1,402             1,245             4,848
                                                                             ----------       ----------      --------------
            Net cash used in operating activities from
            continuing operations                                              (3,916)           (3,290)          (23,675)
                                                                             ----------       ----------      --------------

    Net loss from discontinued operations                                          --                --            (2,290)
       Loss on disposal of assets                                                  --                --                49
       Write-down of film rights and film costs inventory                          --                --               250
       Write-down of goodwill                                                      --                --               848
       Change in liabilities in excess of assets of
discontinued operations                                                            --                --                63
                                                                             ----------       ----------      --------------
            Net cash (used in) operating activities
            from discontinued operations                                           --                --            (1,080)
                                                                             ----------       ----------      --------------


                                   (Continued)

                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (Unaudited)
                                   (Continued)

                                                                                                             MARCH 3, 1993
                                                                              FOR THE NINE MONTHS ENDED      (INCEPTION) TO
                                                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                                           ----------------------------       --------------
                                                                               1999              2000              2000
                                                                           ------------      ----------       -------------
Cash Flows From Investing Activities:
    Cash received in acquisition of Sierra Vista Entertainment             $     --          $     --         $   2,917
    Cost incurred for organization of joint venture                              --                --               (68)
    Advance to related party                                                     (4)               --              (140)
       Purchases of property and equipment                                      (10)              (36)           (2,236)
    Proceeds from sale of assets                                                  1                --                 4
                                                                           ------------      ----------       -------------
         Net cash provided by (used in) investing activities                    (13)              (36)              477
                                                                           ------------      ----------       -------------
Cash Flows From Financing Activities:
    Proceeds from notes payable                                               3,315                --             4,865
    Proceeds from secured promissory notes                                       --             2,900             7,100
    Advance from shareholder                                                     --               100               100
    Net proceeds from sale of convertible debentures with
       detachable warrants                                                      750                --             9,358
    Principal payments on notes payable-related party                          (103)               (5)             (314)
    Proceeds from sale of common stock, net of offering costs                    --               242             3,140
    Deferred offering costs                                                      --              (177)             (177)
    Proceeds from exercise of stock options and warrants                          1               420               422
    Proceeds from settlements                                                    78                --               241
                                                                           ------------      ----------       -------------
         Net cash provided by financing
           Activities                                                         4,041             3,480            24,735
                                                                           ------------      ----------       -------------
Net Increase (Decrease) in Cash and Cash
    Equivalents                                                                 112               154               457
Cash and Cash Equivalents, beginning of
    Period                                                                       34               303                --
                                                                           ------------      ----------       -------------
Cash and Cash Equivalents, END OF PERIOD                                   $    146          $    457         $     457
                                                                           ============      ==========       =============


 See accompanying notes to these consolidated financial statements


                        INNOVACOM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000


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

     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments considered necessary to present fairly the Company's financial position at September 30, 2000, results of operations for the three and nine months ended September 30, 1999 and 2000, and the period from March 3, 1993 (inception) to September 30, 2000, and the cash flows for the nine months ended September 30, 1999 and 2000, and the period from March 3, 1993 (inception) to September 30, 2000. The results for the period ended September 30, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.


2.   SECURED PROMISSORY NOTES:

     During the nine months ended September 30, 2000, the Company entered into promissory note agreements totaling $2,900,000 that are due on demand and accrue interest at 13% per annum. The notes are secured by substantially all of the Company's assets. As part of the issuance of the notes, the Company issued to the note holder five-year warrants to purchase 1,450,000 shares of common stock at prices ranging from $0.26 to $1.00.

3.   CONVERTIBLE DEBENTURES:

     During the nine months ended September 30, 2000, the holders of the December 31, 1997 debentures converted $4,690,000 in principal and $723,063 in accrued interest into 8,349,249 shares of common stock.


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

     In connection with the Common Stock purchase agreement, the Company issued to the investor warrants to purchase 100,000 shares of common stock at an exercise price or $0.70 per share. In addition, 10,000 shares of common stock were issued on September 18, 2000 as a finder's fee.

     During September 2000, the Company completed the first of two tranches of its first draw down of $250,000, less the amortization of deferred offering costs totaling $7,675 for a net proceeds of $242,325 issuing 790,314 shares of common stock at an average price during the draw down period of $0.32 per share. In addition, the Company issued to the investor a warrant to purchase 395,157 shares of common stock at an exercise price of $0.32. The warrant was exercised immediately.

     During October 2000, the Company completed the second tranche to its first draw down for proceeds net of expenses of $187,500 issuing 756,298 shares of common stock at an average price during the draw down period of $0.25 per share. In addition, the Company issued to the investor a warrant to purchase 3,702 shares of common stock at an exercise price of $0.25. The warrant was exercised immediately.

     Also, during October 2000, the Company completed the first of two tranches of its second draw down, with a threshold price of $0.25 per share, receiving proceeds of $109,091 issuing 498,227 shares of common stock at an average price during the draw down period of $0.22 per share. Further, pursuant to the common stock purchase agreement, the Company agreed to pay the purchaser an additional $33,333 for each of the initial six puts.


5.   STOCKHOLDERS' EQUITY:

     During the nine months ended September 30, 2000, outstanding options to purchase 437,627 shares of common stock were exercised in non-cash transactions. In addition, outstanding warrants to purchase 907,601 shares of common stock were also exercised in non-cash transactions.

     Also, during the nine months ended September 30, 2000, options to purchase 1,135,517 shares of common stock were exercised with prices ranging from $0.23 to $0.26 per share with proceeds received of $294,829.

     In connection with the favorable settlement of a lawsuit, the company issued 150,000 shares of common stock at a market price of $0.40 per share for legal services incurred.

     The company also issued 26,134 shares of common stock for services at market prices ranging from $0.50 to $0.5625 per share.

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

Revenues

     Revenues were approximately $465,000 and $851,000 for the three and nine-month periods ended September 30, 2000, as compared to approximately $75,000 and $172,000 for the same periods in 1999. This represents a revenue increase of 520% for the three month and 395% for the nine-month periods ending September 30, 2000 as compared to the same periods in 1999. Revenues in 2000 and 1999 were from the sale of the Company's standard transmission products. Revenue for the three months ended September 30, 2000 also included revenue from the first shipments of the Company's new TransPEG Server product.

Cost of goods sold

     Cost of goods sold was approximately $204,000 and $500,000 for the three and nine-month periods ended September 30, 2000 as compared to approximately $57,000 and $136,000 for the same periods in 1999. The product margins for all periods presented in these statements are not necessarily indicative of those that the Company might experience at such time, if any, that standard products begin to be shipped in full-production quantities for installation by end-users.

Research and development

     Research and development expense increased to approximately $560,000 and $1,538,000 in the three and nine-month periods ended September 30, 2000 from approximately $359,000 and $1,095,000 in the same periods in 1999. The increase in R&D expenditure represents the Company's ongoing program to develop its products to meet market opportunities.

Selling, general and administrative

     Selling, general and administrative expense increased to approximately $857,000 and $2,608,000 in the three and nine-month periods ended September 30, 2000 from approximately $780,000 and $2,409,000 in the same periods in 1999. In the current quarter, selling expenses increased for both the quarter and nine months ended September 30, 2000, by 50% and 28% respectively, as compared to the same periods in 1999, reflecting the Company's continuing expansion of its world-wide selling and marketing presence. G&A expenses decreased for both the quarter and nine months ended September 30, 2000, by 12% and 5% respectively, as compared to the same periods in 1999, with the single biggest decrease due to a reclass of production period costs in 1999 from cost of sales to G&A that was not required in 2000.

Interest expense, net of interest income

     Interest expense decreased to approximately $616,000 and $2,348,000 in the three and nine-month periods ended September 30, 2000 from approximately $655,000 and $2,531,000 in the same periods in 1999. This reduction was the net result of a lower balance in outstanding convertible debentures and the cessation of penalty interest charges resulting from Convertible Debentures and Demand Notes not being registered with the SEC. This non-compliance condition was corrected with the Company filing with the SEC an SB-2 Registration Statement on August 1, 2000.

OTHER INCOME (EXPENSE)

     As a result of a settlement in the Company's favor of a previously existing lawsuit, the Company received a one-time gain on settlement in the approximate amount $378,000 as reflected in the three and nine months period ended September 30, 2000. The Company does not have a similar gain on settlement for the same periods in 1999.

Loss from continuing operations

     As a result of the financial results explained above, loss from continuing operations decreased to approximately $1,394,000 in the three months ended September 30, 2000, from approximately $1,776,000 in the same period in 1999, a reduction of about 22%. For the nine months ended September 30, 2000, the loss from continuing operations decreased $234,000 or about 4%, to approximately $5,767,000 from approximately $6,001,000 in the same period in 1999.

Liquidity and Capital Resources

     Since inception, the Company has funded its operations primarily through the sale of stock and placement of debt. On September 30, 2000, the Company had a cash balance of approximately $457,000 and a working capital deficit of approximately $15,654,000. This compares with cash of approximately $303,000 and a working capital deficit of approximately $17,309,000 at December 31, 1999. The decrease in working capital deficit is largely a result of the conversion of $4,690,000 of convertible debentures to equity less an increase in secured promissory notes and other liabilities of approximately $2,900,000.

     On July 11, 2000, the Company borrowed $425,000 from an investor in the form of a note. The note bears interest at 13% and is due on demand. In conjunction with this note, the Company issued five year warrants to purchase up to 212,500 shares of Common Stock at $.30 per share.

     On August 9, 2000, the Company borrowed $100,000 from an investor in the form of a note. The note bears interest at 13% and is due on demand. In conjunction with this note, the Company issued five year warrants to purchase up to 50,000 shares of Common Stock at $.26 per share.

     On August 31, 2000, the Company borrowed $100,000 from an investor in the form of a note. The note bears interest at 13% and is due on demand. In conjunction with this note, the Company issued five year warrants to purchase up to 50,000 shares of Common Stock at $.26 per share.

     On June 19, 2000, as amended on July 26, 2000, the Company entered into a common stock purchase agreement and related agreements ("the Equity Line") with Jashell Investments Limited (Jashell), a private equity fund. Subject to the fulfillment of certain conditions, the agreements provide the Company with an equity financing facility through which the Company may sell up to a total of $10,000,000 worth of shares of common stock, at their option, to Jashell periodically over a 24 month period. The Company's ability to request a draw down under the facility is subject to the continued effectiveness of a resale registration statement filed with the Securities and Exchange Commission to cover the shares to be issued. The amount of common stock to be sold at each draw down will not be less than $250,000 or more than $1,000,000. The Company has agreed to sell the shares to Jashell at a price equal to the then current market price of the common stock during the draw down period, less a discount of 21% or 24%, specifically determined based upon a formula. The number of shares the Company may sell to Jashell varies depending on certain factors, including the market price of the common stock and the then current ownership interest of Jashell. In connection with each draw down, the Company granted Jashell a warrant to purchase up to 50% of the number of shares acquired in a draw down at an exercise price equal to the purchase price of the common stock acquired pursuant to the draw down. The warrant will expire 22 business days after its issuance. In connection with the Common Stock purchase agreement, the Company issued to the investor three year warrants to purchase 100,000 shares of common stock at an exercise price or $0.70 per share. In addition, 10,000 shares of common stock were issued on September 18, 2000 as a finder's fee. The resale of the shares acquired pursuant to the equity financing facility are included in the Form SB-2 Registration Statement filed with the U.S. Securities and Exchange commission on August 1, 2000.

     During September 2000, the Company completed the first of two tranches of its first draw down of $250,000, less the amortization of deferred offering costs totaling $7,675 for a net proceeds of $242,325 issuing 790,314 shares of common stock at an average price during the draw down period of $0.32 per share. In addition, the Company issued to the investor a warrant to purchase 395,157 shares of common stock at an exercise price of $0.32. The warrant was exercised immediately.

     During October 2000, the Company completed the second tranche to its first draw down for proceeds net of expenses of $187,500 issuing 756,298 shares of common stock at an average price during the draw down period of $0.25 per share. In addition, the Company issued to the investor a warrant to purchase 3,702 shares of common stock at an exercise price of $0.25. The warrant was exercised immediately.

     Also, during October 2000, the Company completed the first of two tranches of its second draw down, with a threshold price of $0.25 per share, receiving proceeds of $109,091 issuing 498,227 shares of common stock at an average price during the draw down period of $0.22 per share. Further, pursuant to the Common Stock Purchase Agreement, the Company agreed to pay the purchaser an additional $33,333 for each of the initial six puts.

     Management projects that the Company will not be able to internally generate the cash that will be required to fund its operations and to pay off the liabilities incurred in prior periods until at least the end of calendar year 2002. Accordingly, the Company will require additional funding to finance its operations. Since December 1997, the Company has financed its operations through the issuance of convertible debentures and demand notes to two investment funds that are affiliated with each other and the sale of common stock under an Equity Line Agreement, but no assurance can be given that these investors will continue to provide funds to the Company. In this event, the Company will need to secure additional financing from alternative sources. The Company is already actively pursuing alternative funding sources. There can be no assurance that additional funding will be available on terms favorable to the Company.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

     During the quarter ending September 30, 2000, the Company received a cash payment as the result of a favorable settlement of a previously existing lawsuit, which the Company had initiated as plaintiff.

Item 2.  Changes in Securities and Use of Proceeds.

    (c) On August 15, 2000, the Company entered into three agreements to issue 26,134 shares in the aggregate of the Company's common stock in exchange for past services at market price ranging from $0.50 to $0.5625 per share. No commissions were paid. The transactions were exempt from registration in reliance upon Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities. - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders. - Not Applicable

Item 5.  Other Information.  - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K - Not Applicable


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INNOVACOM, INC.
                                           (Registrant)


                          /s/ FRANK J. ALIOTO
Date: November 9, 2000        --------------------------------------------------
                              Frank J. Alioto,  Chief Executive Officer and
                              President


Date: November 9, 2000    /s/ JAMES D. CASEY
                              --------------------------------------------------
                              James D. Casey, Chief Financial Officer